Form 10QSB
period 2000-05-15
NORTHSTAR ELECTRONICS INC
filed 2000-05-15
CIK 1082027

FORM 10-QSB


(Mark One)

[x]QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
   THE SECURITES ACT OF 1934

For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
    THE EXCHANGE ACT

For the transition period from ___________ to ____________

Commission file number: 333-90031

Northstar Electronics,Inc.

(Exact name of small business issuer as specified in its charter)

   Delaware							        #333-0803434

(State or other jurisdiction of incorporation or	(IRS Employer
 organization)							Identification No.)

Suite # 1455- 409 Granville Street, Vancouver, British
Columbia, Canada  V6C 1T2

(Address of principal executive offices)

(604) 685-0364

(Issuer's telephone number)

   N/A

(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]









PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
        --------------------

NORTHSTAR ELECTRONICS INC.
Consolidated Financial Statements
Three Months Ended March 31, 2000






INDEX	                                                                   Page
-----                                                                    ----
Part I
Financial Information

Item 1  Financial Statements

        Consolidated Balance Sheets at March 31, 2000
        and December 31, 1999 	                                       1

        Consolidated Statements of Operations Three Months Ended
        March 31, 2000 and March 31, 1999	                                 2

        Consolidated Statements of Changes in Stockholders' Equity
        Three Months Ended March 31, 2000 and December 31, 1999	         3

        Consolidated Statements of Cash Flows Three Months Ended
        March 31, 2000 and March 31, 1999	                                 4

        Notes to Consolidated Financial Statements	                     5

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II
Other Information

Item 1	Legal Proceedings
Item 2	Changes in Securities
Item 3	Defaults Upon Senior Securities
Item 4	Submission of Matters to a Vote of Security Holders
Item 5	Other Information
Item 6	Exhibits and Reports on Form 8-K










NORTHSTAR ELECTRONICS INC.
Consolidated Balance Sheets
(Unaudited)
(U.S. Dollars)
--------------------------------------------------------------------------------
                                                      March 31,    December 31,
                                                        2000          1999
--------------------------------------------------------------------------------
Assets

Current
 Cash                                                  $17,020       $39,454
 Receivables                                           131,613       105,609
 Inventory and work-in-progress                        110,325        79,938
 Prepaid expenses                                        5,746         6,349
--------------------------------------------------------------------------------
                                                       264,704       231,350
Property and Equipment                                  27,334        26,746
--------------------------------------------------------------------------------
Total Assets                                          $292,038      $258,096
--------------------------------------------------------------------------------
Liabilities

Current
 Accounts payable and accrued liabilities             $163,692      $100,547
 Loans payable                                          14,133        15,296
 Current portion of long-term debt                      44,180        44,276
--------------------------------------------------------------------------------
                                                       222,005       160,119
Long-Term Debt                                         487,204       501,114
Due to Cabot Management Limited                         65,950        74,600
Due to Director                                        121,568        84,848
--------------------------------------------------------------------------------
Total Liabilities                                      896,727       820,681
--------------------------------------------------------------------------------
Stockholders' Equity

Common Stock

 Authorized
  100,000,000 Shares of common stock with a par value of $0.0001 each 20,000,000 Shares of preferred stock with a par value of $0.0001 each

Issued and outstanding
              Common stock 7,604,481 shares               $760          $760

Additional Paid-In Capital                             979,771       972,271
Stock Subscriptions                                     10,000        10,000
Other Comprehensive Income                              26,181        13,554
Deficit                                             (1,621,401)   (1,559,170)
--------------------------------------------------------------------------------
Total Stockholders' Equity                            (604,689)     (562,585)
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity            $292,038      $258,096
--------------------------------------------------------------------------------
See notes to consolidated financial statements.

NORTHSTAR ELECTRONICS INC.
Consolidated Statements of Operations
Three Months Ended March 31
(Unaudited)
(U.S. Dollars)
--------------------------------------------------------------------------------
                                                        2000          1999
--------------------------------------------------------------------------------
Revenue                                              $155,414        $56,123

Costs of goods sold                                    73,809         32,814
--------------------------------------------------------------------------------
Gross Profit                                           81,605         23,309
Other Income                                            1,013          2,986
--------------------------------------------------------------------------------
                                                       82,618         26,295
--------------------------------------------------------------------------------
Expenses
 Salaries, wages and employee benefits                 76,203         53,698
 Professional fees                                     22,940         17,147
 Office and miscellaneous                              10,724          6,479
 Rent                                                  10,213          7,019
 Interest                                               8,441          9,727
 Value of director's uncompensated services             7,500          7,500
 Management and marketing fees                          3,521          6,860
 Telephone                                              2,355          1,728
 Travel                                                 2,026          3,839
 Commissions                                                0         26,300
 Amortization and Depreciation                            926          1,169
--------------------------------------------------------------------------------
                                                      144,849        141,466
--------------------------------------------------------------------------------
Net Loss For Period                                  $(62,231)     $(115,171)
--------------------------------------------------------------------------------
Net Loss Per Share                                     $(0.01)        $(0.02)
--------------------------------------------------------------------------------
Weighted Average Number of
Common Shares Outstanding                           7,604,481      5,168,745
--------------------------------------------------------------------------------
















See notes to consolidated financial statements.

NORTHSTAR ELECTRONICS INC.
Consolidated Statements of Changes in Stockholders' Equity
Period Ended March 31, 2000 and Year Ended December 31, 1999
(U.S. Dollars)
(Unaudited)
--------------------------------------------------------------------------------
                        Additional            Other                    Total
                         Paid-In   Stock  Comprehensive Accumulated Stockholder
            Shares  Amount Capital Subscri- Income (Loss)  Deficit     Equity
                                   ptions
--------------------------------------------------------------------------------
Balance   2,140,000 $214 $414,755    $0      $53,929    $(1,191,649) $(722,751)
Dec. 31,
1998

Shares issued
in Jan. 1999
on acquisition
of subsidiary
(note 1)  4,901,481  490      0       0            0              0        490

Liabilities
in excess of
identifiable
assets            0   0   (35,428)    0            0              0    (35,428)

Issuance of
common stock
for cash    563,000   56  562,944     0            0              0    563,000

Stock
subscriptions
received          0   0       0    10,000          0              0     10,000

Value of
director's
uncompensated
services          0   0    30,000     0            0              0     30,000

Other
comprehensive
loss              0   0       0       0      (40,375)             0    (40,375)

Net loss for
the year          0   0       0       0            0       (367,521)  (367,521)
--------------------------------------------------------------------------------
Balance   7,604,481  760  972,271  10,000     13,554     (1,559,170)  (562,585)
Dec. 31,
1999

Net loss for     0    0       0       0            0        (62,231)   (62,231)
three months

Value of director's
uncompensated
services         0    0     7,500     0            0              0      7,500

Other comprehensive
Income           0    0       0       0       12,627              0     12,627
--------------------------------------------------------------------------------
Balance
Mar. 31,
2000     7,604,481  $760 $979,771 $10,000    $26,181    $(1,621,401) $(604,689)
--------------------------------------------------------------------------------
NORTHSTAR ELECTRONICS INC.
Consolidated Statement of Cash Flows
Three Months Ended March 31
(Unaudited)
(U.S. Dollars)
--------------------------------------------------------------------------------
                                                        2000          1999
--------------------------------------------------------------------------------
Operating Activities
  Net loss                                           $(62,231)    $(115,171)
  Adjustments to reconcile net loss to net cash used by operating activities
  Amortization and depreciation                           926         1,169
  Value of director's uncompensated services            7,500         7,500
  Changes in operating assets and liabilities           6,194       (47,407)
--------------------------------------------------------------------------------
Net Cash Used by Operating Activities                 (47,611)     (153,909)
--------------------------------------------------------------------------------
Investing Activities
  Acquisition of property and equipment                (1,514)       (8,368)
--------------------------------------------------------------------------------
Financing Activities
  Issuance of common stock                                  0       263,000
  Proceeds from (repayment to) long-term debt         (14,006)            0
  Advances from (repayment to)
  Cabot Management Limited                             (8,650)      (10,973)
  Advances from (repayment to) director                36,720        (8,341)
--------------------------------------------------------------------------------
Net Cash Provided by Financing Activities              14,064       243,686
--------------------------------------------------------------------------------
Effect of Foreign Currency Translation on Cash         12,627             0
--------------------------------------------------------------------------------
Inflow (Outflow) of Cash                              (22,434)       81,409
Cash, Beginning of Period                              39,454           807
--------------------------------------------------------------------------------
Cash, End of Period                                   $17,020       $82,216
--------------------------------------------------------------------------------













NORTHSTAR ELECTRONICS INC.
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2000
(U.S. Dollars)
(Unaudited)



1.	ORGANIZATION AND BASIS OF PRESENTATION

      These financial statements include the accounts of Northstar Electronics Inc. ("the Company") and its wholly-owned subsidiary Northstar Technical Inc. ("NTI"). All intercompany balances and transactions are eliminated. The parent company was incorporated May 11, 1998 in the State of Delaware and had no operations other than organizational activities prior to the January 1999 merger described below. The Company's business activities are conducted principally in Canada and the financial statements are prepared in accordance with United States generally accepted accounting principles with all figures translated into United States dollars for reporting purposes.

      On January 26, 1999 the Company completed the acquisition of 100% of the shares of Northstar Technical Inc. NTI has developed a communications technology that can send information from one place in the ocean to another place. The merger was effected through the issuance of 4,901,481 shares of treasury stock by the Company with the former shareholders of the subsidiary receiving a majority of the total shares then issued and outstanding. The transaction has been accounted for as a reverse take-over resulting in the consolidated financial statements including the results of operations of the acquired subsidiary prior to the merger.

      These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements files as part of the Company's December 31, 1999 Form SB-1.

      In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at March 31, 2000 and December 31, 1999 and the consolidated results of operations and the consolidated statement of cash flows for the three months ended March 31, 2000 and March 31, 1999. The results of operations for the three months ended are not necessarily indicative of the results to be expected for the entire fiscal year.

2.	COMMON STOCK

      There were no changes in the authorized or the issued and outstanding common stock during the three months ended March 31, 2000.




Item 2. Management's Discussion and Analysis or Plan of Operation.
	  ---------------------------------------------------------
The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements for the three month periods ended March 31, 2000 and March 31, 1999 and the audited consolidated financial statements for the twelve months ended December 31, 1999 as presented in the Form SB-1 approved on April 20, 2000.

Special Note Regarding Forward Looking Statements
-------------------------------------------------
Certain statements in this report and elsewhere (such as in other filings by the company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the company of its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures and constantly changing technology and market acceptance of the company's products and services. The company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Northstar Services
------------------
Northstar's operations currently are those of its wholly owned subsidiary Northstar Technical Inc. (NTI) and it is in this context the company's services are described.

We have two main activities: underwater wireless communications and electronic contract manufacturing.

Underwater Wireless Communications

In the communications area, our first product is the NETMIND system for the commercial fishing industry. We won a competitive bid in the fall of 1999 with the United States Government Agency NOAA (National Oceanic and Atmospheric Administration) to supply them with a number of NETMIND systems. This was an important event, as we believe the contract award put our product and the technology behind it at the forefront of the industry.

We intend to build on the success of the NETMIND system by initiating our Venture Technology Business Model. In this model, we intend to invest our core technology in partnerships with established companies in a wide variety of industry sectors. We intend to develop the products and the recognized company partners would carry out the product introduction, marketing and sales.

We intend to fully implement Northstar's dynamic business model. Using the Internet, we intend to seek partners in offshore oil and gas, the environmental sector, oceanography, marine transportation, recreational diving, and defense. We intend to promote our technology on our website with potential applications in al the above mentioned industry sectors. We also intend to promote the technology partnerships in trade magazine advertisements, at trade shows and through our worldwide network of business contacts.

We intend the partnerships to be 50/50 joint ventures. The industry sector partners would pay 50% of the development costs of the products and 100% of the marketing costs. We expect to use this template to create up to 12 new products over the next three years, provided we are successful in generating sufficient joint ventures.

Electronic Contract Manufacturing

In the fall of 1999 we signed a contract with Lockheed Martin in the United States to fabricate and test fire control consoles for the Canadian "Victoria Class" submarine retrofit program. Preparations were carried out in this quarter to commence the fabrication in the second quarter. The contract is expected to be completed in the fall of 2000.

We expect to expand our electronic contract manufacturing business with important customers like Lockheed Martin, as well as those in the offshore oil and gas, transportation and communication industries.

Subsequent Event
----------------
On April 20, 2000 the United States Securities and Exchange Commission approved our Form SB-1 registration statement. Northstar is now a reporting issuer pursuant to the Securities Exchange Act of 1933. As well, a 1,000,000 common share offering was registered, two hundred thousand of which had been previously placed. The offering will constitute new financing for Northstar.

Results of Operations
---------------------
Comparisons of the three months ended March 31, 2000 with the three months ended March 31, 1999.

Revenue for the three month period ended March 31, 2000 was $155,414 compared to $56,123 of revenue recorded during the same period of the prior year. This increase was created by an increase in NETMIND system sales, including our first sales to a Russian company. Gross profits increased from $23,309 (41.5%) in the prior period to $81,605 (52.5%)in the current period. The percentage increase was created by a reduction in component costs for the NETMIND system production and increased efficiency in production operations.

Cash used in operations was ($47,611) in the three month period ended March 31, 2000 compared to ($153,909) in the three month period ended March 31, 1999. This decrease was due to net loss reduction of $52,940 coupled with a decrease in cash applied to non-working capital items.

Comparison of Financial Position at March 31, 2000 with December 31, 1999
-------------------------------------------------------------------------
Financing activities resulted in a net infusion of $14,064 in the three month period ended March 31, 2000 compared to a net infusion of $243,686 in the three month period ended March 31, 1999. As well, cash at March 31, 2000 was $17,020 compared with $39,454 at December 31, 1999. This was because there were no private placements in the current period whereas there were private placements in the prior period.



Liquidity and Capital Resources
-------------------------------
At March 31, 2000 current assets totaled $264,704 compared to $231,350 at December 31, 1999. A decrease in cash of $22,434 was offset by an increase of $30,388 in inventories. Current liabilities grew from $160,119 in the prior period to $220,005 in the current period. This growth primarily resulted from increases of $63,145 in payables and accruals. This increase was created partially by the growth in inventories.

The company expects to complete a private placement of $800,000 before September 30, 2000. These funds would be used for marketing and promotion of products, business development, production of products and operating capital.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

No change since previous filing.

Item 2. Changes in Securities.

No change since previous filing.

Item 3. Defaults Upon Senior Securities.

No change since previous filing.

Item 4. Submission of Matters To a Vote of Security Holders.

No change since previous filing.

Item 5. Other Information.

No change since previous filing.

Item 6. Exhibits and Reports on Form 8-K.

No change since previous filing.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					 Northstar Electronics, Inc.
					      (Registrant)

May 15, 2000
					      By: /s/ Wilson Russell
                                    Dr. Wilson Russell, PhD
						President
						Principal Financial Officer