Form 10QSB
period 2000-06-30
NORTHSTAR ELECTRONICS INC
filed 2000-08-02
CIK 1082027

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES ACT
    OF 1934

For the quarterly period ended June 30, 2000

[] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
    THE EXCHANGE ACT

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

NORTHSTAR ELECTRONICS INC.
Consolidated Financial Statements
Six Months Ended June 30, 2000
(Unauditied)






INDEX	                                                                     Page
-----                                                                      ----
Part I
Financial Information

Item 1	Financial Statements

            Consolidated Balance Sheets at June 30, 2000
            and December 31, 1999 	                                          1

            Consolidated Statements of Operations Three Months
            and Six Months Ended June 30, 2000 and June 30, 1999	            2

            Consolidated Statements of Changes in Stockholders' Equity
            Six Months Ended June 30, 2000	                                  3

            Consolidated Statements of Cash Flows Six Months Ended
            June 30, 2000 and June 30, 1999	                                 4

            Notes to Consolidated Financial Statements	                      5

Item 2	Management's Discussion and Analysis of Financial Condition
            and Results of Operations

Part II
Other Information

Item 1	Legal Proceedings
Item 2	Changes in Securities
Item 3	Defaults Upon Senior Securities
Item 4	Submission of Matters to a Vote of Security Holders
Item 5	Other Information
Item 6	Exhibits and Reports on Form 8-K








NORTHSTAR ELECTRONICS INC.
Consolidated Balance Sheets
(Unaudited)
(U.S. Dollars)

================================================================================
                                                   June 30,         December 31,
                                                    2000               1999
--------------------------------------------------------------------------------
Assets
Current
  Cash                                             $17,030              $39,454
  Receivables                                      656,291              105,609
  Inventory and work-in-progress                   103,880               79,938
  Prepaid expenses                                   6,137                6,349
--------------------------------------------------------------------------------
Total Current Assets                               783,338              231,350
Property and Equipment                              32,418               26,746
--------------------------------------------------------------------------------
Total Assets                                      $815,756             $258,096
================================================================================

Liabilities
Current
  Accounts payable and accrued liabilities        $631,772             $100,547
  Loans payable                                     13,886               15,296
  Current portion of long-term debt                 43,901               44,276
--------------------------------------------------------------------------------
Total Current Liabilities                          689,559              160,119
Long-Term Debt                                     478,387              501,114
Due to Cabot Management Limited                     62,090               74,600
Due to Director                                    113,532               84,848
--------------------------------------------------------------------------------
Total Liabilities                                1,343,568              820,681
--------------------------------------------------------------------------------

Stockholders' Equity

Common Stock
  Authorized
    100,000,000	Shares of common stock with a par value of $0.0001 each

     20,000,000	Shares of preferred stock with a par value of $0.0001 each

  Issued and outstanding

                  Common stock 7,618,181 shares        762                  760

Additional Paid-In Capital                       1,000,969              972,271
Stock Subscriptions                                 10,000               10,000
Other Comprehensive Income                          32,371               13,554
Deficit                                        (1,571,914)          (1,559,170)
--------------------------------------------------------------------------------
Total Stockholders' Equity                       (527,812)            (562,585)
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity        $815,756             $258,096
--------------------------------------------------------------------------------
NORTHSTAR ELECTRONICS INC.
Consolidated Statements of Operations
Three Months and Six Months Ended June 30
(Unaudited)
(U.S. Dollars)

================================================================================
                        Three Months Ended June 30,   Six Months Ended June 30,
                              2000         1999         2000             1999
--------------------------------------------------------------------------------
Revenue                     $736,264     $117,987      $891,678        $175,180
Costs of goods sold          528,375       54,797       602,184          88,245
--------------------------------------------------------------------------------

Gross Profit                 207,889       63,190       289,494          86,935
Other Income                   2,263          444         3,276           4,183
--------------------------------------------------------------------------------
                             210,152       63,634       292,770          91,118
--------------------------------------------------------------------------------

Expenses
  Salaries                    84,980       47,808       161,183         127,606
  Office                      20,572        9,775        31,296          23,702
  Professional fees           17,930        8,595        40,870          23,744
  Rent                        14,464        7,469        24,677          14,445
  Value of Director's
  uncompensated services       7,500            0        15,000               0
  Travel                       5,137          735         7,162           5,248
  Interest                     4,119        6,008        12,560          11,934
  Telephone                    3,935        1,395         6,290           3,745
  Management fees              1,103        3,185         4,624          10,057
  Amortization                   926        1,194         1,852           2,356
--------------------------------------------------------------------------------
                             160,666       86,164       305,514         222,837
--------------------------------------------------------------------------------
Net Income (Loss) for Period $49,486    $(22,530)     $(12,744)      $(131,719)
================================================================================
Net Income (Loss) Per Share   $ 0.01     $ (0.01)      $ (0.02)        $ (0.02)
================================================================================
Weighted Average Number of
Common Shares Outstanding  7,608,094    7,406,679     7,606,288       6,651,368
















NORTHSTAR ELECTRONICS INC.
Consolidated Statements of Changes in Stockholders' Equity
Six Months Ended June 30, 2000
(U.S. Dollars)
(Unaudited)

================================================================================
                            Additional Stock   Other         Accumu- Total
                             Paid-In   Subscr- Comprehensive lated   Stockholder
               Shares Amount Capital   iptions Income        Deficit Equity
--------------------------------------------------------------------------------
Balance Dec.
  31, 1999  7,604,481 $760  $972,271  $10,000  $13,554  $(1,559,170)  $(562,585)

Net loss for
 six months         0    0         0        0        0      (12,744)    (12,744)

Value of
director's
uncompensated
services            0    0    15,000        0        0             0     15,000

Other
comprehensive
income              0    0         0        0   18,817             0     18,817

Issuance of
Common stock
for cash       13,700    2    13,698        0        0             0     13,700
--------------------------------------------------------------------------------
Balance June
30, 2000    7,618,181 $762 $1,000,969 $10,000  $32,371   $(1,571,914) $(527,812)
================================================================================
























NORTHSTAR ELECTRONICS INC.
Consolidated Statement of Cash Flows
Six Months Ended June 30
(Unaudited)
(U.S. Dollars)

--------------------------------------------------------------------------------
2000 1999
================================================================================
Operating Activities
  Net loss                                                $(12,744)   $(131,719)
  Adjustments to reconcile net loss to
  net cash used by operating activities
  Amortization and depreciation                              1,852        2,356
  Value of director's uncompensated services                15,000            0
  Changes in operating assets and liabilities              (47,193)    (265,512)
--------------------------------------------------------------------------------
Net Cash Used by Operating Activities                      (43,085)    (394,875)
--------------------------------------------------------------------------------

Investing Activity
  Acquisition of property and equipment                     (6,936)     (11,795)
--------------------------------------------------------------------------------

Financing Activities
  Issuance of common stock                                  13,700      563,000
  Repayment of long-term debt                               (9,096)     (16,819)
  Advances from (repayment to) Cabot Management Limited     (3,860)       6,630
  Advances from director                                     8,036       30,500
--------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                    8,780      583,311
--------------------------------------------------------------------------------
Effect of Foreign Currency Translation on Cash              18,817            0
--------------------------------------------------------------------------------
Inflow (Outflow) of Cash                                   (22,424)     176,641
Cash, Beginning of Period                                   39,454        1,238
--------------------------------------------------------------------------------
Cash, End of Period                                        $17,030     $$177,87
================================================================================


















NORTHSTAR ELECTRONICS INC.
Notes to Consolidated Financial Statements
Three Months and Six Months Ended June 30, 2000
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

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's December 31, 1999 Form SB-1.

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at June 30, 2000 and December 31, 1999 and the consolidated results of operations and the consolidated statement of cash flows for the three months and six months ended June 30, 2000. The results of operations for the three months and six months ended are not necessarily indicative of the results to be expected for the entire fiscal year.

2.	COMMON STOCK

During the three months ended June 30, 2000, 13,700 common stock was issued for cash.








Item 2. Management's Discussion and Analysis or Plan of Operation.
	  ---------------------------------------------------------
The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements for the three month and six month periods ended June 30, 2000 and June 30, 1999 and the audited consolidated financial statements for the twelve months ended December 31, 1999 as presented in the Form SB-1 approved on April 20, 2000.

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


Underwater Wireless Communications

In the communications area, our first product is the NETMIND system for the commercial fishing industry. We won a competitive bid in the fall of 1999 with the United States Government Agency NOAA (National Oceanic and Atmospheric Administration) to supply them with a number of NETMIND systems. This was an important event, as we believe the contract award put our product and the technology behind it at the forefront of the industry. NOAA recently specified the NETMIND system in its Statement of Requirements for a new research vessel to be constructed.



We intend to build on the success of the NETMIND system by initiating our Venture Technology Business Model. In this model, we intend to invest our core technology in partnerships with established companies in a wide variety of industry sectors. We intend to develop the products and the recognized company partners would carry out the product introduction, marketing and sales.

We intend to fully implement Northstar's dynamic business model. Using the Internet, we intend to seek partners in offshore oil and gas, the environmental sector, oceanography, marine transportation, recreational diving, and defense. We intend to promote our technology on our website with potential applications in the above mentioned industry sectors. We also intend to promote the technology partnerships in trade magazine advertisements, at trade shows and through our worldwide network of business contacts.

We intend the partnerships to be 50/50 joint ventures. The industry sector partners would pay 50% of the development costs of the products and 100% of the marketing costs. We expect to use this template to create up to 12 new products over the next three years, provided we are successful in generating sufficient joint ventures.

Electronic Contract Manufacturing

In the fall of 1999 we signed a contract with Lockheed Martin in the United States to fabricate and test fire control consoles for the Canadian "Victoria Class" submarine retrofit program. Prefabrication was carried out in this quarter with first console delivery expected in the third quarter. The contract is expected to be completed in the fall of 2000.

We expect to expand our electronic contract manufacturing business with important customers like Lockheed Martin, as well as those in the offshore oil and gas, transportation and communication industries.

Subsequent Event
----------------
There was no reportable subsequent event.

Results of Operations
---------------------
Comparison of the three months ended June 30, 2000 with the three months ended June 30, 1999.

Revenue for the three month period ended June 30, 2000 was $736,264 compared to $117,987 of revenue recorded during the same period of the prior year. This increase was created by an increase in NETMIND system sales and the activities of the Lockheed Martin contract. Gross profits increased from $63,190 (53.6%) in the prior period to $207,889(28.2%)in the current period. The percentage decrease was created by high component costs associated with the Lockheed Martin contract.

Net income for the three month period ended June 30, 2000 was $49,486 compared to ($22,530) in the three months ended June 30, 1999. This marks the first quarter in the company's history that a profit has been realized.



Comparison of the six months ended June 30, 2000 with the six months ended June 30, 1999
--------------------------------------------------------------------
Revenue for the six month period ended June 30, 2000 was $891,678 compared to $175,180 of revenue recorded during the same period of the prior year. This increase was created by an increase in NETMIND system sales and the activities of the Lockheed Martin contract. Gross profits increased from $86,935 (49.6%) in the prior period to $289,494 (32.5%) in the current period. The percentage decrease was created by high component costs associated with the Lockheed Martin contract.

Net income (loss) for the six month period ended June 30, 2000 was ($12,744) compared to ($131,719) in the six months ended June 30, 1999.

Cash used in operations was ($43,085) in the six month period ended June 30, 2000 compared to ($394,875) in the six month period ended June 30, 1999. This decrease was due to net loss reduction of $52,940 coupled with a decrease in cash applied to non-working capital items.

Comparison of Financial Position at June 30, 2000 with December 31, 1999
-------------------------------------------------------------------------
Financing activities resulted in a net infusion of $8,780 cash in the six month period ended June 30, 2000 compared to a net infusion of $583,311 cash in the six month period ended December 31, 1999. As well, cash at June 30, 2000 was $17,030 compared with $39,454 at December 31, 1999. This was because there were no private placements in the current period whereas there were private placements in the prior period.

Liquidity and Capital Resources
-------------------------------
At June 30, 2000 current assets totaled $783,338 compared to $231,350 at December 31, 1999. A decrease in cash of $22,424 was offset by an increase of $23,942 in inventories. Current liabilities grew from $160,119 in the prior period to $689,559 in the current period. This growth primarily resulted from high costs associated with the Lockheed Martin contract.

The company expects to complete a private placement of $800,000 before September 30, 2000. These funds would be used for marketing and promotion of products, business development, production of products and operating capital.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

No change since previous filing.

Item 2. Changes in Securities.

Issued 13,700 shares of common stock for cash $13,700.


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

					 Northstar Electronics, Inc.
					      (Registrant)

August 02, 2000
					  By: /s/ Wilson Russell
Dr. Wilson Russell, PhD
						President
						Principal Financial Officer