Form 10QSB
period 2000-09-30
NORTHSTAR ELECTRONICS INC
filed 2000-11-13
CIK 1082027

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
      SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
    THE EXCHANGE ACT

For the transition period from   n/a    to   n/a

Commission file number: 333-90031

Northstar Electronics, Inc.

(Exact name of small business issuer as specified in its charter)

   Delaware                                           #33-0803434

State or other jurisdiction of incorporation or     (IRS Employer
organization)                                       Identification No.)

Suite # 1455- 409 Granville Street,
Vancouver, British Columbia,
Canada V6C 1T2

(Address of principal executive offices)

(604) 685-0364

(Issuer's telephone number)

   N/A

(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [] No []













PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
--------------------------------------------------------------------------------
NORTHSTAR ELECTRONICS, INC.

Consolidated Financial Statements
Nine Months Ended September 30, 2000
U.S. Dollars
Unaudited
Prepared by management


Consolidated Balance Sheets at September 30, 2000 and at December 31, 1999

Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2000 and September 30, 1999

Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended September 30, 2000

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 and for the Nine Months Ended September 30, 1999

Notes to Consolidated Financial Statements




















NORTHSTAR ELECTRONICS, INC.
Consolidated Balance Sheets
Unaudited                                       U.S. Dollars
                                                September 30       December 31
2000 1999
                                                ------------       -----------
ASSETS
Current
      Cash                                      $22,800            $39,454
      Receivables                               270,110            105,609
      Inventory and work in progress            203,258             79,938
      Prepaid expenses                            4,482              6,349
                                                -------            -------
Total Current Assets                            500,650            231,350
Property and Equipment                           32,580             26,746
                                                -------            -------
Total Assets                                   $533,230           $258,096
                                               --------           --------
LIABILITIES
Current
  Accounts payable and accrued liabilities     $355,854           $100,547
  Loans payable                                       -             15,296
  Current portion of long term debt              46,679             44,276

Total Current Liabilities                       402,533            160,119
Long term debt                                  460,369            501,114
Due to Cabot Management Limited                  58,976             74,600
Due to Director                                  99,817             84,848

Total Liabilities                             1,021,695            820,681

STOCKHOLDERS' EQUITY
Common Stock
  Authorized
     100,000,000 shares of common stock with a par value of $0.0001 each 20,000,000 shares of preferred stock with a par value of $0.0001 each
  Issued and outstanding
     7,618,181 shares of common stock               762                760
Additional paid in capital                    1,008,469            972,271
Stock subscriptions                              10,000             10,000
Other comprehensive income                       37,528             13,554
Deficit                                      (1,545,224)        (1,559,170)
                                             -----------        -----------
Total Stockholders' Equity                     (488,465)          (562,585)
                                             -----------        -----------
Total Liabilities and Stockholders' Equity     $533,230           $258,096
                                             -----------        -----------


NORTHSTAR ELECTRONICS, INC.
Consolidated Statements of Operations
Three Months and Nine Months Ended September 30

Unaudited
U.S.Dollars

                             Three Months              Nine Months
                                2000        1999            2000       1999
                             -------------------       --------------------
Revenue                      $273,024   $137,521       $1,164,702  $312,701
Cost of goods sold            126,403     47,493          728,587   135,738
                             --------   --------       ----------  --------
Gross margin                  146,621     90,028          436,115   176,963
Other income                   (2,262)     2,058            1,014     6,241
                             --------   --------       ----------  --------
                              144,359     92,086          437,129   183,204
                             --------   --------       ----------  --------

Expenses
   Salaries                    32,422     47,643          198,229   175,249
   Office                       9,706     22,585           41,002    46,287
   Professional fees            7,124     17,772           47,994    41,516
   Rent                        11,126      6,044           35,803    20,489
   Value of Director's
   Uncompensated services       7,500          0           22,500         0
   Travel and business
   Development                 32,094      4,463           39,256     9,711
   Interest                    12,640      7,598           25,200    19,532
   Telephone                    4,252      1,820           10,542     5,565
   Management fees                  0      5,028                0    15,085
   Amortization                   805      1,073            2,657     3,429
   Bad debt                         0          0                0    87,185
   Development costs                0          0                0    46,430
                             --------   --------       ----------  --------
                              117,669    114,026          423,183   470,478
                             --------   --------       ----------  --------
Net income (loss) for period  $26,690   $(21,940)         $13,946 $(287,274)
---------------------------------------------------------------------------
Net income (loss) per share    $0.004    $(0.003)          $0.002   $(0.043)
---------------------------------------------------------------------------
Weighted average number
  of common shares
  outstanding               7,616,822  7,406,679        7,609,951 6,651,368



NORTHSTAR ELECTRONICS, INC.
Consolidated Statement of Changes in Stockholders' Equity
Nine Months Ended September 30, 2000
Unaudited
U.S. Dollars
                                            Other
                        Additional  Stock   Compre-    Accumu-    Total
                        Paid in     Subscr- hensive    lated      Stockholder
          Shares Amount Capital     iptions Income     Deficit    Equity
-----------------------------------------------------------------------------
Balance
Dec. 31,
1999   7,604,481  $760  $972,271   $10,000 $13,554 $(1,559,170) $(562,585)

Net income
(loss) for
nine
months         -     -         -         -       -      13,946     13,946

Value of
director's
uncompensated
services       -     -    22,500         -       -           -     22,500

Other
comprehensive
income         -     -         -         -  23,974           -     23,974

Issuance of
common stock
for cash  13,700     2    13,698         -       -           -     13,700
--------------------------------------------------------------------------
Balance
Sept. 30,
2000   7,618,181  $762 $1,008,469  $10,000 $37,528 $(1,545,224) $(488,465)
--------------------------------------------------------------------------

NORTHSTAR ELECTRONICS, INC.
Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2000
Unaudited
U.S.Dollars

                                                         2000          1999
                                                      -------     ----------
Operating Activities
   Net income (loss)                                  $13,946     $(287,274)
   Adjustments to reconcile net income (loss) to net
   cash used by operating activities
      Amortization                                      2,657         3,429
      Value of director's uncompensated services       22,500             0
   Changes in operating assets and liabilities        (43,540)      346,382
                                                      -------     ----------
Net cash provided by (used by) operating activities    (4,437)       62,537
                                                      -------     ----------
Investing Activity
   Acquisition of property and equipment              ( 8,491)      (10,760)
                                                      -------     ----------
Financing Activities
   Issuance of common stock                            13,700             0
   Increase (repayment) of long term debt             (40,745)        8,314
   Repayment to Cabot Management Limited              (15,624)      (14,213)
   Advances from (repayment to) director               14,969        (7,320)
                                                      -------      ---------
Net cash (used by) provided by financing activities   (27,700)      (13,219)
                                                      -------      ---------
Effect of foreign currency translation on cash         23,974           228
                                                      -------      ---------
Inflow (outflow) of cash                              (16,654)       38,786
Cash, beginning of period                              39,454           807
                                                      -------      ---------
Cash, end of period                                   $22,800       $39,593
                                                      -------      ---------




NORTHSTAR ELECTRONICS, INC.
Notes to Consolidated Financial Statements
Three Months and Nine Months Ended September 30, 2000
Unaudited
U.S. Dollars

1. ORGANIZATION AND BASIS OF PRESENTATION

These financial statements include the accounts of Northstar Electronics, Inc. ("the Company") and its wholly owned subsidiary Northstar Technical Inc. ("NTI"). All inter company balances and transactions are eliminated. The Company was incorporated May 11, 1998 in the State of Delaware and had no operations other than organizational activities prior to the January 1999 merger with NTI described below. NTI has developed a communications technology that can send information from one place in the ocean to another place. The Company's business activities are conducted principally in Canada and these financial statements are prepared in accordance with generally accepted accounting principles in the United States with all figures translated int United States dollars for reporting purposes.

On January 26, 1999 the Company completed the acquisition of 100% of the shares of NTI. The Company, with the former shareholders of NTI receiving a majority of the total shares then issued and outstanding, effected the merger through the issuance of 4,901,481 shares of common stock from treasury. The transaction has been accounted for as a reverse take over resulting in the consolidated financial statements including the results of operations of the acquired subsidiary prior to the merger.

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

In the opinion of the Company's management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at September 30, 2000 and the consolidated results of operations and the consolidated statement of cash flows for the three months and nine months then ended. The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

2. COMMON STOCK

During the three months ended September 30, 2000, no common stock was issued.


Item 2. Management's Discussion and Analysis or Plan of Operation.
	  ---------------------------------------------------------
The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements for the three month and nine month periods ended September 30, 2000 and September 30, 1999 and the audited consolidated financial statements for the twelve months ended December 31, 1999 as presented in the Form SB-1 (effective date April 20, 2000).

Special Note Regarding Forward Looking Statements
-------------------------------------------------
Certain statements in this report and elsewhere (such as in other filings by the company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the company of its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.
Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Actual results may materially differ from any forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures and constantly changing technology and market acceptance of the company's products and services.
The company undertakes no obligation to publicly release the result of any revisions to these forwarding statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Northstar's Services
------------------
The Company's operations currently are those of its wholly owned subsidiary Northstar Technical Inc. (NTI) and it is in this context that the company's services are described.

We have two main activities: underwater wireless communications and electronic contract manufacturing.

Underwater Wireless Communications

In the communications area, our first product is the NETMIND system for the commercial fishing industry. We won a competitive bid in the fall of 1999 with the United States Government Agency NOAA (National Oceanic and Atmospheric Administration) to supply them with a number of NETMIND systems. We believe the contract award put our product and our technology at the forefront of the industry.
NOAA recently specified the NETMIND system in its Statement of Requirements for a new research vessel to be constructed and also placed a new purchase order under the 1999 contract.

We intend to build on the success of the NETMIND system by initiating our Venture Technology Business Model. In this model, we intend to invest our core technology in partnerships with established companies in a wide variety of industry sectors. We intend to develop the products and the recognized company partners would carry out the product introduction, marketing and sales.

We intend to fully implement the company's dynamic business model. Using the Internet, we intend to seek partners in offshore oil and gas, the environmental sector, oceanography, marine transportation, recreational diving, and national defense. We intend to promote our technology on our website with potential applications in the above mentioned industry sectors. We also intend to promote the technology partnerships in trade magazine advertisements, at trade shows and through our worldwide network of business contacts.

We intend the partnerships to be 50/50 joint ventures. The industry sector partners would pay 50% of the development costs of the products and 100% of the marketing costs. We expect to use this template to create up to 12 new products over the next three years, provided we are successful in generating sufficient joint ventures.

Electronic Contract Manufacturing

In the fall of 1999 we signed a contract to fabricate and test fire control consoles for a submarine retrofit program. Prefabrication was carried out in the second quarter with fabrication continuing in this third quarter. The contract is expected to be completed in the spring of 2001.

We expect to expand our electronic contract manufacturing business with our current customers, as well as with future customers in the offshore oil and gas, transportation and communication industries.

Subsequent Event
----------------
There were no reportable subsequent events.

Results of Operations
---------------------
Comparison of the three months ended September 30, 2000 with the three months ended September 30, 1999.

Revenue for the three month period ended September 30, 2000 was $273,024 compared to $137,521 of revenue recorded during the same period of the prior year. This increase was created by an increase in NETMIND system sales and the activities of the Lockheed Martin contract. Gross profits increased from $90,028 (65.5%) in the prior period to $146,621 (53.7%) in the current period. The percentage decrease was created by high component costs associated with the console contract.

Net income for the three month period ended September 30, 2000 was $26,690 compared to a loss of ($21,940) in the three months ended September 30, 1999. This marks the first time in the Company's history that a profit has been realized in two consecutive quarters.

Comparison of the nine months ended September 30, 2000 with the nine months ended September 30, 1999
--------------------------------------------------------------------
Revenue for the nine month period ended September 30, 2000 was $1,164,702 compared to $312,701 of revenue recorded during the same period of the prior year. This increase was created by an increase in NETMIND system sales and the activities of the console contract. Gross profits increased from $176,963 (56.6%) in the prior period to $436,115 (37.4%) in the current period. The percentage decrease was created by high component costs associated with the console contract.

Net income for the nine month period ended September 30, 2000 was $13,946 compared to a loss of $(287,274) for the nine month period ended September 30, 1999. This marks the first time in the Company's history that a profit has been realized in a nine month period.

Cash used in operations was ($4,437) in the nine month period ended September 30, 2000 compared to cash provided by operations of $62,537 in the nine month period ended September 30, 1999. This decrease was due to net loss reduction of $301,220 coupled with an increase in cash invested in receivables and inventories.

Comparison of Financial Position at September 30, 2000 with September 30, 1999
-------------------------------------------------------------------------
Financing activities resulted in a net outflow of $16,654 cash in the nine month period ended September 30, 2000 compared to a net infusion of $38,786 cash in the nine month period ended September 30, 1999. As well, cash at September 30, 2000 was $22,800 compared with $39,593 at September 30, 1999. This decrease was due to the everyday operations of the business.

Liquidity and Capital Resources
-------------------------------
At September 30, 2000 current assets totaled $500,650 compared to $231,350 at December 31, 1999. Receivables increased $164,501 and inventories increased $123,320 over the nine month period ended September 30, 1999. These increases were due mainly to the increased activity on the console contract. Current liabilities increased $242,414 in the nine months primarily due to the costs associated with the console contract.

The company expects to complete the private placement of 800,000 common shares for net proceeds of $800,000.00 before December 31, 2000. These funds would be used for marketing and promotion of products, business development, production of products and operating capital.






PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

No change since previous filing.

Item 2. Changes in Securities.

No change since previous filing

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

					 Northstar Electronics, Inc.
					      (Registrant)

November 02, 2000
					  By: /s/ Wilson Russell
Dr. Wilson Russell, PhD
						President
						Principal Financial Officer