Form 10KSB
period 2000-12-31
NORTHSTAR ELECTRONICS INC
filed 2001-03-29
CIK 1082027

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from   n/a  to   n/a

Commission file number: 333-90031

Exact name of small business issuer as specified in its charter
Northstar Electronics, Inc.

State or other jurisdiction of incorporation    IRS Employer Identification No.
Or organization                                 #33-0803434
Delaware

Address of principal executive offices
Suite # 1455- 409 Granville Street,
Vancouver, British Columbia,
Canada V6C 1T2

Registrant's telephone number
(604) 685-0364

Securities registered pursuant to section 12(b) of the Act
None

Securities registered pursuant to section 12(g) of the Act
100,000,000 shares of common stock with a par value of $0.0001 each

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.		     [x] Yes	   [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.     [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405)
Note - If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.
Aggregate market value of voting common equity held by non-affiliates as of December 31,2000
$2,500,000 approximately
Aggregate market value of non-voting common equity held by non-affiliates as of December 31,2000
$NIL

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
Outstanding shares of common stock as of December 31,2000:   7,668,181

Documents incorporated by reference:
The Company incorporates by reference various exhibits from the Company's registration statement on form SB-1 that became effective April 20, 2000

Northstar Electronics, Inc.
Index
Part I
      Item 1.           Description of Business
      Item 2.           Description of Properties
      Item 3.           Legal Proceedings
      Item 4.           Submission of Matters to a Vote of Security Holders
Part II
      Item 5.           Market for Common Equity and Related Stockholders
                        Matters
      Item 6.           Management's Discussion and Analysis or Plan of
                        Operation
      Item 7.           Financial Statements
      Item 8.	      Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure
Part III
      Item 9.           Directors, Executive Officers, Promoters and Control
                        Persons;
                        Compliance with Section 16(a) of the Exchange Act
      Item 10.          Executive Compensation
      Item 11.          Security Ownership of Certain Beneficial Owners and
                        Management
      Item 12.          Certain Relationships and Related Transactions
Part IV
      Item 13.          Exhibits and Reports on form 8-K
Signatures


PART I

Item 1. Description of Business
	The business of the Company is primarily that of its wholly owned subsidiary, Northstar Technical Inc.(NTI). The Company was incorporated May 11, 1998 as Scientific Technologies, Inc. under the laws of the State of Delaware. The name of the Company was changed to Northstar Electronics, Inc. in September of 1999. A second wholly owned subsidiary, Northstar Network Ltd, was incorporated during October of 2000 to pursue defense and aerospace opportunities. Northstar Network did not carry out any business activities in the year 2000.
There have been no bankruptcy, receivership or similar proceedings. There has been no material reclassification, merger, consolidation, purchase or sale of any significant amount of assets other than in the ordinary course of business. NTI develops, produces and sells undersea wireless communications systems and manufactures, under contract, defense and aerospace electronic systems. NTI developed a wireless communications technology with undersea applications. The technology can send information from one place in the ocean to another place. Electronic devices take certain measurements that are then transmitted using underwater sound waves to a receiving unit, which processes the data and displays it on a computer monitor. The technology has many potential uses in a variety of industries including offshore oil and gas, defense, marine transportation, oceanography, environmental and fishing.

The NetMind System
The first application of NTI's core technology is the NetMind system. NTI has developed and is manufacturing and marketing this product for the world's commercial fishing industry.

The NetMind Market
NetMind was introduced to the fishing industry marketplace in late 1996 and approximately 90 sales have been made in North America, Europe, New Zealand and Russia. The targeted customers have been strategic in that they are industry leaders and government agencies. They include the National Oceanic and Atmospheric Administration (NOAA) in the United States, the United States Department of the Interior and Fishery Products International in Canada. Customer feedback has shown that the NetMind system enhances efficiency, reduces gear damage and improves the quality of the catch.

Raw Material Sources and Availability
Raw materials for the manufacture of the NetMind system are available from various sources. The principal suppliers are as follows:
                 Compass Ltd. - stainless steel chamber and end caps for sensors, mounting flanges for hull mount hydrophone and other miscellaneous stainless steel parts
                 DB Sonar - transducers for sensors and hydrophones
                 MF Composites - polyurethane, resin and hardener
                 Astroflight - battery chargers
                 Mercury Wire Products - tow cable for hydrophone
                 Electrosonic - electronic components
                 Future Active Inc. - electronic components
                 Prism - circuit boards
                 Enerpower - battery packs
To date, NTI has received raw materials from these suppliers in a timely fashion to meet our production schedules. However, to reduce costs, we plan to produce transducers in house at some point in 2001 or 2002.

Major Customer Dependency - NetMind
NTI has sold over 90 NetMind systems to 77 different customers and there is no dependence on one or a few major customers.

Competition - NetMind
The NetMind system has two main competitors, Furuno in Japan and Scanmar in Norway, both of which are private companies. Little information is available to the public on either of these companies' sales, number of employees, research and development spending and overall financial condition. We believe that NetMind has technical advantages over each. This belief is based on our testing program from 1996 to 1999, which established our technical specifications and on information gleaned from Furuno and from Scanmar. We have no direct access to any competitor's test data. Both the Furuno and Scanmar systems consist of wireless acoustic sensors used underwater in a similar fashion to the NetMind system.
The Furuno and Scanmar systems both operate by illustrating how the fishing net is behaving while being towed. However, unlike these products, NetMind sensors are fully serviceable. The electronic circuitry is contained in stainless steel cylinders within each component and is easily removed for repair by opening the end cap. We believe that NetMind components have a longer battery life and an effective communication over a longer distance than its competitors. We believe the rugged design of various NetMind components has surpassed competitor's designs in that NetMind's unique components require very little maintenance. While NTI is continuing to grow, we believe the Company is smaller in size and resources when compared to its competitors. NTI's staff numbers fifteen while we believe Scanmar and Furuno each employ many times that number. As well, we believe these companies' facilities and sales are substantially larger than NTI's.

Distribution of the NetMind System
NetMind is sold directly to customers by our own sales staff and through marine electronics dealers. We have dealer representation in Canada, the United States and Scotland. We support all sales efforts with product brochures, pamphlets, and customer testimonials and with booths at trade shows such as Fish Expo in Seattle. We also advertise in trade magazines, notably 'The Navigator' and 'Fishing News International'

Technology Protection - NetMind
Since commercializing NetMind in 1996, NTI has made many enhancements to its system. These activities have resulted in an optimum design for which a patent application may be submitted. The technology is difficult to replicate because of its sophistication and, regardless of patent protection, it is expected it would take several years for a new player to catch up to the present system. The Company has obtained Canadian trademark rights to the name NetMind effective for fifteen years from August 24,1999. No other intellectual property related applications have been filed or prepared. In the meantime, NTI is developing new and innovative NetMind products, which should help ensure a competitive edge.


Need for Government Approvals - NetMind
There are no Government approvals required for the NetMind system in the areas it is currently sold.
European Community (EC) certification may be necessary for future sales to parts of Europe. This EC certification process has not commenced but may start in 2001 with anticipated certification in 2002.

Effect of Existing or Probable Government regulations - NetMind
The possible requirement for EC certification would restrict NetMind sales in those countries belonging to the EC. NTI does not anticipate sales to EC countries until 2002 or 2003.

Research and Development Expenditures - NetMind
NTI has spent $46,430 in fiscal 1999 and $15,298 in fiscal 2000 on research and development activities. None of these costs were borne directly by customers nor did these costs directly affect NTI's pricing structure.

Costs and Effects of Compliance with Environmental Laws - NetMind
NTI has incurred no costs nor suffered any effects to maintain compliance with any environmental laws.

Contract Manufacturing (CM)
	NTI's second business activity is contract manufacturing where the Company produces electronic systems under contract to the defense and aerospace industry. this is sometimes called 'build to print'. In other words, we build according to the design provided by the customer. CM activities, for our main customer Lockheed Martin, include production engineering, sourcing and procurement of parts, assembly of parts into systems, testing and shipping. Project management and quality control provided by the Company are essential to the success of each project.

The CM Market
NTI has focused attention on the North American military market. The United States and Canada have many programs where NTI's services could be used. This includes programs to manufacture control consoles for submarines, helicopters and fixed wing aircraft. For example, Canada has announced the $2.8 billion Cdn Maritime Helicopter Project (MHP) which will require the type of console displays NTI can manufacture. NTI signed a $2.0 million contract with Lockheed Martin, Manassas, Virginia on October 19,1999 to assemble, test and deliver 11 control consoles for the Canadian Navy's new Victoria Class submarines. By the end of 2000, NTI had delivered 8 consoles and successfully completed the contract in February, 2001. We anticipate receiving additional orders from Lockheed Martin for consoles in 2001 and future years.

Competition - CM
For control consoles produced for Lockheed Martin, NTI's competition would be primarily similar sized companies as NTI in the United States, Canada or abroad. We are not aware, at this time, of any companies in particular that are direct competitors. However, we expect that, dependent upon the economic and political factors influencing Lockheed Martin, there will indeed be strong competition for future contracts. NTI's main competitive advantages are price (our labor and overhead rates are low compared to many other jurisdictions) and quality (we have proven performance) based on the success to date of the submarine control console contract.

Marketing - CM
With respect to other Lockheed Martin divisions and with other prime contractors, we expect to use our success on the submarine console contract to showcase our expertise. The main instruments of our marketing are contacts made through networking in the industry and attendance at trade shows, conferences and special missions sponsored by the department of defense. In 2000, we attended two defense and aerospace exhibitions in Canada. We also participated in several missions to meet prime contractors expected to be involved in the Joint Strike Fighter Program in the United States

Technology Protection - CM
NTI currently owns no proprietary technology requiring protection with respect to its CM activities.

Raw Material Sources and Availability - CM
For the submarine control console work, NTI obtains parts from a variety of sources in the United States and Canada. These companies are suppliers to defense and aerospace contractors such as Lockheed Martin. The primary suppliers are as follows:
            Advanced Control Technology Inc. - 	cable, ethernet hub
            CandR Systems Inc. -  rack assembly
            DY4 Systems Inc. -  ppc card
            Harvard Custom Manufacturing Inc. - displays, touch screens, FCC Ethernet
            Measurement Systems Inc. - desktop
            Primagraphic Ltd. - card graphics, video cable
            BAE Systems Aerospace Inc.- touch screen display
            Targa Electronics Systems Inc. - pcmcia drive
The consoles are built using commercial off the shelf components, which are available but which require, in some cases, lead times of three months. All parts are ordered taking into account the lead times necessary for the suppliers to meet the order. This works most of the time but, occasionally, parts do not arrive on schedule. In these instances, we attempt to mitigate the impact by preparing all pieces not directly dependent on the late arriving part or parts. The approach has worked well for the recently completed Lockheed Martin contract.

Dependence on One or a Few Major Customers - CM
NTI currently is dependent on Lockheed Martin for its contracts. Lockheed Martin is comprised of many semi-autonomous divisions, which have many customers. We are dealing with four divisions regarding contract opportunities and we feel it is similar to dealing with four independent companies. We are attempting to reduce our dependency on these Lockheed Martin divisions by contacting other large prime contractors about CM opportunities with them. We expect this activity will result in NTI developing new business other than with Lockheed Martin in the 2002-2003 timeframe.

Need for Government Approvals - CM
There are no government approvals applicable to our CM activities, except any required as part of a contract. In that event, the requirement would be passed down from the prime contractor as a part of the statement of work.

Effect of Existing or Probable Government Regulations - CM
Commerce between the United States and Canada in the defense and aerospace industry is governed by some general rules and regulations. These typically require a prime contractor, such as Lockheed Martin, to obtain certain United States government clearances before providing NTI with potentially sensitive information. Similarly, a Canadian prime contractor would need Canadian government.
clearances to give classified information to a United States subcontractor. To date, these clearances have not caused any problems for our CM activities and we do not anticipate any in the foreseeable future.

Research and Development Expenditures - CM
NTI has incurred no expenditures in fiscal 1999 or in fiscal 2000 on CM research and development activities.

Costs and Effects of Compliance with Environmental Laws - CM
The Company has incurred no costs or adverse effects in its compliance with any environmental laws.

Employees
As of December 31,2000 the Company had a total of 20 full time employees.

Public Information
The Company electronically files with the Securities and Exchange Commission
(SEC) all its reports, including, but not limited to, its annual and quarterly reports. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that do file electronically.

Item 2. Description of Properties
      The Company leases its corporate offices located at 1455 - 409 Granville
Street, Vancouver, British Columbia, Canada    V6C 1T2
Northstar Technical Inc. leases its offices and operations facilities at 687
Water Street, St. John's, Newfoundland, Canada    A1C 6J9 and 300 - 430 Water
Street, St. John's, Newfoundland, Canada    A1C 1E2
The Company maintains a web site address at www.northstarelectronics.com


Item 3. Legal Proceedings
      No change since previous filing

Item 4. Submission of Matters to a Vote of Security Holders
      No change since previous filing.
The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operations of the Public Reference Room by calling 1-800-SEC-0330.
The Company has filed with the SEC an SB-1 registration statement on April 20, 2000, an S-8 registration in November 2000 and quarterly reports (form 10QSB) for June and September 2000.


                                   PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters No change since previous filing

Item 6. Management's Discussion and Analysis or Plan of Operation
      The following discussion, comparison and analysis should be read in conjunction with the Company's accompanying audited consolidated financial statements for the year ended December 31, 2000 and the notes related thereto. The discussion of results, causes and trends should not be construed to infer conclusions that such results, causes or trends necessarily will continue in the future.



















RESULTS OF OPERATIONS
The following table sets forth for the years indicated items included in the Company's consolidated statement of operations:
                                    2000             1999         1998
                                    ----             ----         ----
Sales	Contract			$1,594,508           $    0       $    0
      NetMind                    706,870          462,659      193,913
                               ---------          -------      -------
                               2,301,378          462,659      193,913
                               ---------          -------      -------

Cost of sales  Contract        1,037,944                0            0
               NetMind           519,875          206,354      100,276
                               ---------          -------      -------
                               1,557,819          206,354      100,276
                               ---------          -------      -------

Gross margin   Contract          556,564                0            0
               NetMind           186,995          256,305       93,637
                                 -------          -------       ------
                                 743,559          256,305       93,637
                                 -------          -------       ------

Operating expenses net
of other income                  595,823          623,826      280,676
                                 -------          -------      -------

Net income (loss)               $147,736        $(367,521)   $(187,039)
                                --------        ---------    ---------

Net income (loss) per share       $ 0.02          $ (0.05)     $ (0.03)
                                --------        ---------    ---------
The Company has benefited from the contract with Lockheed Martin. This contract materially affected the Company's operating results for the year. The Company continues to pursue further contract business and is positively anticipating its next contract. Pursuant thereto, the Company has signed a memorandum of understanding with Lockheed Martin to be their partner on the $2.8 billion Cdn Maritime Helicopter program which is expected to be awarded in2002. Sales of the Company's NetMind system continue to improve primarily due to increased marketing activities in New England and Atlantic Canada. Gross margins increased from $256,305 (55%) in the prior year to $743,559 (33%) in the current year. The percentage decrease was created by high component costs and lower gross margins associated with contract manufacturing and by increased discounts granted to dealers to encourage selling the NetMind systems into a competitive market.Operating expenses have been maintained comparable to 1999 for the current year and it is anticipated that this level of operating costs will maintain a steady growth in revenues.
The direct result of increased revenues has been the increase in net income for the year ended December 31, 2000 to $147,736 compared to a loss of $(367,521) for the year ended December 31, 1999.
Cash provided by operations was $198,564 during the year ended December 31, 2000 compared to cash used by operations of $548,327 during the year ended December 31, 1999. This increase was due to net loss reduction of $515,257. During the fiscal year 2000 the Company increased its investment in receivables and inventories and thereby maintained working capital in anticipation of increasing future cash.
The Company's working capital and capital requirements will depend on numerous factors, including the ability of the Company to increase sales from marketing of the NetMind system in order to generate sufficient funds to cover the current level of operating expenses. The company further intends to create working capital from the business to be generated pursuant to the memorandum of understanding with Lockheed Martin. During the most recent fiscal year the Company paid down its long-term debt by $78,670 and is committed to expend working capital in continuing to reduce its long-term debt during the current year. In prior years the Company had improved its working capital position by increasing its long-term debt. The availability of sufficient future funds will depend to a significant extent on the obtaining of a manufacturing contract on a timely basis. Accordingly, the Company may be required to issue securities to finance any working capital requirements. There can be no assurance whether or not such financing will be available on satisfactory terms. Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company of its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Actual results may materially differ from any forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures and constantly changing technology and market acceptance of the Company's products and services. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 7. Financial Statements
NORTHSTAR ELECTRONICS, INC.
Consolidated Financial Statements
December 31, 2000 and 1999
(U.S. Dollars)

Report of Independent Chartered Accountants
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Changes in Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
















                              REPORT OF INDEPENDENT
                              CHARTERED ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
NORTHSTAR ELECTRONICS, INC.

We have audited the consolidated balance sheets of Northstar Electronics, Inc. as at December 31, 2000 and 1999 and the consolidated statements of operations, stockholders' equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Northstar Electronics, Inc. as at December 31, 2000 and 1999 and the results of its operations and cash flows for each of the years then ended in accordance with generally accepted accounting principles in the United States.




"Pannell Kerr Forster"

Chartered Accountants

Vancouver, Canada
March 23, 2001



















NORTHSTAR ELECTRONICS, INC.
Consolidated Balance Sheets
December 31
(U.S. Dollars)

ASSETS (note 9)                             2000                    1999
                                            ----                    ----
Current
      Cash                              $125,602                 $39,454
      Receivables (note 5)               442,423                 105,609
      Inventory and work in progress     135,536                  79,938
      Prepaid expenses                     2,059                   6,349
                                       ---------                 -------
Total Current Assets                     705,620                 231,350
Property and equipment (note 6)           84,199                  26,746
                                       ---------                 -------
Total Assets                            $789,819                $258,096
                                       ---------                 -------
LIABILITIES
Current
      Accounts payable and
      accrued liabilities (note 7)      $512,286                $100,547
      Loans payable (note 8)              12,074                  15,296
      Current portion of long
      term debt (note 9)                  41,973                  44,276
                                       ---------                 -------
Total Current Liabilities                566,333                 160,119
Long term debt (note 9)                  403,434                 501,114
Deferred Revenue                          73,252                       0
Due to Cabot Management
Limited (note 10)                         60,020                  74,600
Due to Director (note 10)                 47,489                  84,848
                                       ---------                 -------
Total Liabilities                      1,150,528                 820,681
                                       ---------                 -------
CONTINGENCY (note 11) - COMMITMENT (note 12)

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock
       Authorized
         100,000,000 shares of common stock with a par value of $0.0001 each 20,000,000 shares of preferred stock with a par value of $0.0001 each
       Issued and outstanding
            7,668,181 shares of
            common stock                     767                     760
		(7,604,481 - 1999)
Additional paid in capital             1,015,964                 972,271
Stock subscriptions                            0                  10,000
Other comprehensive income                33,994                  13,554
Accumulated Deficit                   (1,411,434)             (1,559,170)
                                      -----------             -----------
Total Stockholders' Equity (Deficit)    (360,709)               (562,585)

Total Liabilities and
Stockholders' Equity (Deficit)          $789,819                $258,096
                                      -----------             -----------
See notes to consolidated financial statements
NORTHSTAR ELECTRONICS, INC.
Consolidated Statements of Operations
Years Ended December 31                                     Nine Months Ended
(U.S.Dollars)                                               December 31
                                  2000          1999        1998 (note 4)
                                  ----          ----        -----------------
Sales                       $2,301,378      $462,659                 $170,249
Cost of goods sold           1,557,819       206,354                   99,194
                            ----------      --------        -----------------
Gross margin                   743,559       256,305                   71,055
	                           ----------      --------        -----------------
Expenses
  Salaries, wages and
  benefits                     147,356       145,649                   33,797
  Professional and
  consulting fees              144,385       102,187                   11,552
  Management and marketing      63,510        14,941                    3,365
  Rent                          65,608        26,804                   21,864
  Office                        44,450        23,740                    6,904
  Interest on long term debt    33,356        30,194                   29,600
  Travel                        25,938        12,705                    2,520
  Market research               21,279         4,279                    2,431
  Interest and bank charges     16,480         6,526                   10,521
  Research and development      15,298        46,430                   10,644
  Telephone                      9,001         8,394                    6,464
  Dues and licenses              4,932         5,291                        0
  Insurance                      4,332         2,002                    1,239
  Repairs and maintenance        3,720         3,234                    1,633
  Miscellaneous                  2,100         3,202                    3,501
  Advertising                    1,885           817                        0
  Municipal taxes                  894           551                      842
  Bad debts                        338        90,281                        0
  Contract manufacturing             0        23,638                   67,626
  Uncompensated services             0        30,000                        0
  Commissions                        0        46,300                        0
  Heat and light                     0             0                    1,284
  Depreciation and amortization 10,433         5,681                    4,713
                               -------        ------                   ------
                               615,295       632,846                  220,500
                               -------        ------                   ------
Income (loss) before
other income                   128,264      (376,541)                (149,445)
Other income                    19,472         9,020                    5,548
                               -------       -------                  -------
Net income (loss) before
income taxes                   147,736      (367,521)                (143,897)
                               -------       -------                  -------
Income tax provision - current  66,000             0                        0
Reduction of current taxes
as a result of
loss application               (66,000)            0                        0
                               -------       -------                  -------
                                     0             0                        0
                               -------       -------                  -------
Net income (loss)              147,736      (367,521)                (143,897)
Other comprehensive
income (loss)                   20,440       (40,375)                  53,929
                               -------       -------                  -------
Total comprehensive
income (loss)                 $168,176     $(407,896)                $(89,968)
                               -------       -------                  -------
Basic and diluted
Net income (loss) per share      $0.02        $(0.05)                  $(0.03)
Shares used in:
Basic per share computation  7,616,548     7,146,813                4,901,481
Diluted per share
Computation                  8,446,586     7,146,813                4,901,481

See notes to consolidated financial statements













































NORTHSTAR ELECTRONICS, INC.
Consolidated Statements of Changes in Stockholders' Equity (Deficit) Year Ended December 31, 2000
(U.S. Dollars)

                                    Addit-            Other               Total
                                    ional    Stock    Compre- Accumu-     stock
                                    Paid in  Subscr-  hensive lated      holder
                   Shares   Amount  Capital  iptions  Income  Deficit    Equity
                   ------------------------------------------------------------
Inception,
May 11, 1998

Issuance of
common stock
 for cash       2,040,000     $204   $4,896     $ -     $ -      $ -     $5,100
 for cash         100,000       10   24,990       -       -        -     25,000
Share issue costs     -          -   (5,000)      -       -        -     (5,000)
Other comprehensive
income	          -          -        -       -  53,929        -     53,929
Net loss  	          -          -        -       -       -  (143,897) (143,897)
Additional paid in
capital and deficit
from accounting
parent	          -          -  389,869       -       - (1,047,752)(657,883)
-------------------------------------------------------------------------------
Balance,
December 31,
1998            2,140,000      214  414,755       -  53,929 (1,191,649)(722,751)
Shares issued
January, 1999
on acquisition
of subsidiary
(note 1)        4,901,481      490        -       -       -       -         490
Liabilities in
excess of
Identifiable
assets (note 6)        -         -  (35,428)      -       -       -     (35,428)
Issuance of common stock
 for cash        563,000        56  562,944       -       -       -     563,000
Stock subscriptions
received	           -         -        -   10,000      -       -      10,000
Value of director's
  uncompensated
  services             -         -   30,000       -       -       -      30,000
Other comprehensive
loss                   -         -        -       - (40,375)      -     (40,375)
Net loss               -         -        -       -       -  (367,521) (367,521)
-------------------------------------------------------------------------------
Balance,
December 31,
1999            7,604,481       760 972,271   10,000 13,554 (1,559,170)(562,585)

Net income             -         -        -        -      -    147,736  147,736

Other comprehensive
income	           -	   -		-	   - 20,440        -     20,440

Issuance of common stock
for cash           13,700        2   13,698        -      -        -     13,700

Issuance of common stock
for services       40,000        4   19,996        -      -	       -     20,000

Issuance of common stock
for previous
subscriptions      10,000        1    9,999  (10,000)     -	       -          -
-------------------------------------------------------------------------------
Balance,
December 31,
2000            7,668,181      767 1,015,964      -  33,994 (1,411,434)(360,709)
-------------------------------------------------------------------------------

See notes to consolidated financial statements








































NORTHSTAR ELECTRONICS, INC.
Consolidated Statements of Cash Flows                                     Nine
Year Ended December 31, 2000                                      Months Ended
(U.S.Dollars)                                                      December 31
                                       2000          1999        1998 (note 4)
                                       ----          ----        ------------
Operating Activities
      Net income (loss)            $147,736     $(367,521)          $(143,897)
	Adjustments to reconcile
      net income (loss) to net
	    cash used by operating
          activities Depreciation
          and amortization           10,433         5,681               4,713
          Value of director's
          uncompensated services          0        30,000                   0
          Fees paid with common
          Stock                      20,000             0                   0
      Changes in operating assets
      and liabilities
          Accounts receivable      (336,814)       (8,705)             63,719
          Prepaid expenses            4,290        (4,820)              1,413
          Inventory and work
          in progress               (55,598)      (42,001)             30,120
          Accounts payable and
          accrued liabilities       411,739       (72,680)             (2,263)
                                   --------       --------             ------
Net cash provided by (used by)
operating activities                201,786      (460,046)            (46,195)
                                   --------       --------             ------
Investing Activity
      Acquisition of property
      and equipment                 (67,886)      (15,222)             (3,223)
                                   --------       --------             ------

Financing Activities
      Issuance of common stock
      for cash                       13,700       563,000              11,388
	Proceeds from (repayment)
      of long term debt             (26,731)       78,850            (37,296)
      Repayment to Cabot
      Management Limited            (14,580)      (15,623)             (5,938)
      Advances from (repayment to)
      Director                      (37,359)        6,344              19,621
      Stock subscriptions received        0        10,000                     0
	Proceeds from (repayment of)
      loans payable                  (3,222)      (88,281)                5,824
                                    -------       -------                ------
Net cash (used by) provided by
financing activities                (68,192)      554,290                (6,401)
                                    -------       -------                ------
Effect of foreign currency
translation on cash                  20,440       (40,375)               53,929
                                    -------       -------                ------
Inflow (outflow) of cash             86,148        38,647                (1,890)
Cash, beginning of year              39,454           807                 2,697
                                    -------       -------                ------
Cash, end of year                  $125,602       $39,454                  $807
                                    -------       -------                ------
Supplemental information
      Interest paid                 $45,196       $36,720               $40,121
      Income taxes paid                  $0            $0                    $0
	Non-cash investing and
      financing activities:
          Shares issued for
          acquisition of subsidiary      $0          $490                    $0


See notes to consolidated financial statements














































NORTHSTAR ELECTRONICS, INC.
Notes to Consolidated Financial Statements
Year Ended December 31, 2000 and 1999
(U.S. Dollars)

1. ORGANIZATION AND BASIS OF PRESENTATION
These financial statements include the accounts of Northstar Electronics, Inc. ("the Company") and its wholly owned subsidiaries Northstar Technical Inc. ("NTI") and Northstar Network Ltd. ("NNL"). NNL did not carry out any business activities during the year 2000. All inter company balances and transactions are eliminated. The Company was incorporated May 11, 1998 in the State of Delaware and had no operations other than organizational activities prior to the January 1999 merger described below.
The Company's business activities are conducted principally in Canada and the financial statements are prepared in accordance with accounting principles generally accepted in the United States of America with all figures translated into United States dollars for reporting purposes.

On January 26, 1999 the Company completed the acquisition of 100% of the shares of Northstar Technical Inc. NTI develops, produces and sells an undersea wireless communications system and also manufactures, under contract, defense and aerospace electronic systems. The Company effected the merger through the issuance of 4,901,481 shares of common stock from treasury with the former shareholders of the subsidiary receiving a majority of the total shares of common stock then issued and outstanding. The transaction has been accounted for as a reverse take over resulting in the consolidated financial statements including the results of operations of the acquired subsidiary prior to the merger.

As a result of the reverse takeover described above the liabilities of the accounting acquiree in excess of its identifiable assets was treated as a recapitalization and charged to additional paid in capital.

2. SIGNIFICANT ACCOUNTING POLICIES
   (a) Revenue recognition
       Revenue from the sales of the NetMind system are recognized on an accrual basis based on agreed terms with the customers. Sales are recorded when the systems are delivered and the customer is invoiced at the agreed terms. Contract manufacturing revenues are recorded as each contracted unit is delivered to the contracting customer.
   (b) Inventory and work in progress
       Inventory and work in progress are valued at the lower of average cost and net realizable value.
   (c) Property and equipment
       Property and equipment are recorded at cost less any government assistance and are being amortized over their estimated useful lives or term of lease, whichever is shorter, using the rates and methods set out below:
             Computer equipment              20% declining balance
             Computer software               30% declining balance
             Office furniture and equipment  20% declining balance
             Manufacturing equipment         20% declining balance
             Leasehold improvements          20% straight line


   (d) Research and development
       Research and development costs are expensed to operations as incurred.
   (e) Investment tax credits
       Investment tax credit refunds arising from the occurrence of qualifying research and development expenditures have been recorded in these financial statements as a reduction of the applicable research and development costs.
   (f) Government assistance
       NTI has been awarded assistance under Canadian government programs. Amounts received or receivable under these programs are recorded as a reduction in the cost of property and equipment or as a reduction of the applicable research and development costs.
   (g) Foreign currency translation
       The Company's operations and activities are conducted principally in Canada, hence the Canadian dollar is the functional currency, which is translated into U.S. dollars for reporting purposes as follows:

(i) Monetary assets and liabilities at the rate of exchange in effect as at the balance sheet date;
(ii) Non monetary assets and liabilities at the exchange rates prevailing at the time of the acquisition of the assets or assumptions of the liabilities; and
(iii) Revenues and expenditures at the average rate of exchange for the year.
       Gains and losses arising from this translation of foreign currency are accounted for as other comprehensive income (loss).
   (h) Other comprehensive income (loss)
       The Company has other comprehensive income (loss) arising from foreign currency translation. Accordingly, other comprehensive income (loss) is shown as a separate component of stockholders' equity (deficit).
   (i) Net income (loss) per share
       Net income (loss) per share calculations are based on the weighted average number of common shares outstanding during the year and on the number of shares issued in 1999 in exchange for shares of the subsidiary for the nine months ended December 31, 1998 comparatives. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented:


                                 Income(Loss)      Shares             Per Share
                         					   Numerator         Denominator        Amount
-------------------------------------------------------------------------------
Nine months ended December 31,
1998 - Basic and diluted net loss  $(143,897)      4,901,481          $(0.03)
--------------------------------------------------------------------------------
Year ended December 31, 1999 -
Basic and diluted net loss         $(367,521)      7,146,813          $(0.05)
--------------------------------------------------------------------------------
Year ended December 31, 2000 -
 Basic net income                   $147,736       7,616,548           $0.02
Effect of dilutive securities:
 Stock options outstanding                           830,038
--------------------------------------------------------------------------------
Diluted net income                  $147,736       8,446,586           $0.02


   (j) Use of estimates
       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and would impact future results of operations and cash flows.
   (k) Financial instruments
       The Company's financial instruments consist of cash, receivables, accounts payable and accrued liabilities, loans payable, long-term debt, due to Cabot Management Limited and due to director. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value.

3. ECONOMIC DEPENDENCE
During the year 2000 one customer accounted for 69% of the Company's sales comprising delivery of 8 of 11 units contracted by the customer. The Company completed delivery of the remaining 3 units in February 2001. The Company has no further contracts in place at this time although additional orders are anticipated from this customer.

4. COMPARATIVE FIGURES
The comparative figures for 1998 included in these consolidated financial statements represent those of the legal subsidiary NTI and have been reported on by other independent auditors who expressed an unqualified opinion in their report thereon dated July 14, 1999. Certain of these figures have been reclassified to conform with the current year's presentation and accounting principles generally accepted in the United States of America.

5. RECEIVABLES
2000 1999
                                                               ----        ----
Trade receivables, net of allowance of $0 (1999 - $92,934) $433,837     $52,265
Due from director                                                 0      37,182
Government assistance                                         5,170         577
Investment tax credits                                        3,416      15,585
                                                            -------     -------
                                                           $442,423    $105,609
                                                            -------     -------

6. PROPERTY AND EQUIPMENT
                                                       Accumulated
                                                       Depreciation
                                                       And              2000
     	                                     Cost        Amortization     Net
                                         ------        -------------    ------
      Computer equipment                 $7,520        $3,426           $4,094
      Computer software                  55,902         8,104           47,798
      Furniture and equipment            31,992        16,900           15,092
      Manufacturing equipment            17,890         1,577           16,313
      Leaseholds improvements            11,168        10,266              902
                                         ------        -------------    ------
                                       $124,472       $40,273          $84,199


                                                       Accumulated
                                                       Depreciation
                                                       And              1999
                                           Cost        Amortization     Net
                                         ------        -------------    ------
      Computer equipment                 $7,660        $2,848           $4,812
      Computer software                   6,720         4,541            2,179
      Office furniture and equipment     33,991        15,346           18,645
      Leasehold improvements             11,174        10,064            1,110
                                         ------        -------------    ------
                                        $59,545        $32,799         $26,746

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
2000 1999
                                                          ----          ----
   Trade payables                                     $390,360         $64,529
   Payroll and other accrued liabilities               121,926          36,018
                                                      --------         -------
                                                      $512,286        $100,547
                                                      --------         -------

8. LOANS PAYABLE
2000 1999
                                                          ----          ----
   10% loan payable to Enterprise Newfoundland
   and Labrador in monthly interest payments,
   due on demand                                       $10,193         $12,393
   Loan payable to Barbara Yaffe, secured by
   personal guarantee of a director                      1,881           2,903
                                                       -------         -------
                                                       $12,074         $15,296
                                                       -------         -------

9. LONG TERM DEBT
2000 1999
                                                          ----          ----
Pathfinder Enterprises Inc. 10% loan with
monthly interest payments only, due July 5,
2002, secured by a floating charge debenture
($240,000 Cdn)                                        $160,053        $166,285
Atlantic Canada Opportunities Agency
     Interest free loan with monthly principal
     repayments of $3,256 Cdn each commencing
     June 01, 2001 ($195,331 Cdn)                      130,264         135,336
     12% loan with monthly principal repayments
     of $1,786 Cdn each
     ($117,852 Cdn; 1999 - $139,284 Cdn)                78,594          96,504
     Interest free loan repayable in 72 monthly
     consecutive Installments of $3,119 Cdn
     commencing July 1, 2001. Secured by
     postponements on Cabot Management Limited's
     loan and director's loan
     ($224,545 Cdn; 1999 - $212,547 Cdn)               149,748         147,265
                                                       -------         -------
                                                       518,659         545,390


     Current portion                                    41,973          44,276
                                                       -------         -------
                                                       476,686         501,114
     Discount on interest free loans payable           (73,252)              0
                                                       -------         -------
                                                      $403,434        $501,114
Pathfinder Enterprises Inc. ("PEI") has agreed to release its debenture in exchange for an equal amount of 10% redeemable, retractable cumulative, nonvoting, participating Class B preference shares of NTI upon receipt of confirmation that NTI has achieved three consecutive profitable months. PEI also has the irrevocable option until December 31, 2002 to purchase Class B preference shares in NTI at $1.00 per share.

10. RELATED PARTY TRANSACTIONS
(i) Amount due to Cabot Management Limited (Cabot), an associated company related by a common shareholder and director, bears no interest and has no set terms of repayment.
(ii) Amount due to director has no set terms of repayment (interest paid $5,500; 1999- $7,300).
(iii) During the year, compensation paid to directors and officers amounted to $20,197 (1999 - $30,300).


11. CONTINGENT LIABILITY
The Company is a defendant in a lawsuit commenced against them by their former master distributor. The former distributor has alleged that the Company has interfered with the ability of the former distributor to sell products. The Company has filed a counter claim for monies owing by the former distributor to the company. An adverse outcome to the lawsuit could have an adverse material impact upon the Company.

12. COMMITMENT
The Company is committed to minimum rental payments of $13,000 per year for the next two years for office space.

13. STOCK OPTIONS
As at December 31, 2000, the stock options granted to directors and employees are outstanding as follows:
                                    Exercise            Number
       Expiry Date                  Price	              of Options
       -----------                  --------            ----------
       February 12, 2004            $0.50                 250,000
       February 12, 2009            $0.50                 540,000
       October 12, 2009             $0.50                  25,000
       December 15, 2010            $0.50                 344,000
								         1,159,000
The Company has elected to follow APB 25, 'Accounting for Stock Issued to Employees' and related interpretations in accounting for its stock options. The exercise prices of all the stock options were at or above the market price of the underlying stock on the date of grant, therefore, no compensation expense was recorded under the intrinsic value method. Had compensation expense been determined on the basis of the estimated fair values of the options granted in accordance with SFAS No. 123 'Accounting for Stock Based Compensation', net income under this method would have been decreased by $120,700 in 2000 and net loss in 1999 would have been increased by $160,200 or $0.02 per share in each of 2000 and 1999. The fair value of common share options granted is $280,934.
The fair value of common share options granted is estimated as at the grant date using the Black-Scholes option pricing model, using the following weighted average assumptions:

            Dividend yield          0%          Risk free interest rate     6%
            Expected life          10 years	Expected volatility        13%
Weighted average options outstanding         $830,038
Weighted average exercise price of options   $0.50

14. INCOME TAXES
The Canadian subsidiary NTI has operating losses which may be carried forward to apply against future year's Canadian taxable income. The tax effect has not been recorded in these consolidated financial statements. These losses expire as follows:

            Available to                        Amount
            ------------                        ------
            2002                              $109,000
            2003                               245,000
            2004                               344,000
            2005 and thereafter                180,000
                                               -------
                                              $878,000

The components of future income tax assets are as follows:
2000 1999
                                                            ----         ----
Future income tax assets
       Non capital loss carry forwards                  $878,000   $1,058,000
       Appropriate tax rate                                  45%          45%
                                                      -----------------------
                                                         395,100      476,100
       Less: valuation allowance                        (395,100)    (476,100)
                                                         -------      -------
                                                              $0           $0
                                                         -------      -------






















Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
There are no reportable disagreements on accounting or financial disclosure issues

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
	  Name of Director			Age		Office
        ----------------                  ---         ------
        Wilson Russell, PhD                55         President and Principal
                                                      Financial Officer
        Rear Admiral Ken Summers, Ret'd    56         Executive Vice President
        Mr. Frank Power                    57         Director
        Mr. Lee Meyer                      75         Director

Item 10. Executive compensation
         During the year the Company paid $20,197.00 to Wilson Russell for his services.

Item 11. Security Ownership of Certain Beneficial Owners and Management
Class	       Name and Address      Number of Shares   Percentage of Shares(1)
Common       Frank Power                    990,000                  12.92%
             998 Riverside Drive
             Port Coquitlam, B.C.
             Canada    V3B 7Y4
Common       Wilson Russell                 964,883                  12.58%
             4742 Collingwood Street
             Vancouver, B.C.
             Canada    V6S 2B4
Common       Lee Meyer                      100,000                   1.30%
             9629 Alene Drive
             Tujunga, CA 91042
Common       Ladner Enterprises Ltd(2)      477,900                   6.23%
             60 Market Square
             P.O. Box 364, Belize City
             Belize, C.A.
Common       Dr. Michel Ghanadian		  400,000                   5.22%
             CH. Didotai 10
             1223 Cologny, Switzerland
Common       Monaco Ventures Ltd.(2)	1,000,000                  13.04%
             60 Market Square
             P.O. Box 364, Belize City
             Belize, C.A.
Common       London Enterprises Ltd.(2)     700,000                   9.13%
             60 Market Square
             P.O. Box 364, Belize City
             Belize, C.A.
Common       All officers and directors
             as a group                   2,054,883                  26.80%

(1) Based on 7,668,181 shares of common stock issued and outstanding December 31, 2000
(2) The beneficial owners of Ladner Enterprises Ltd., Monaco Ventures Ltd. and London Enterprises Ltd. are:
LADNER-Mr. Sean Isles, Leslie Lewis Building, Mount Tout, Grand
Anse, St. George's W.I.
MONACO-Ms. Brenda McKay, Suite 71, Grand Anse, St. George's W.I.
LONDON-Ms. Michele Grey, 269 Morne Rouge Road, Grand Anse, St.
George's W.I.

Item 12. Certain Relationships and Related Transactions
	No change since previous filing

PART IV

Item 13. Exhibits and Reports on Form 8-K
	No change since previous filing

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(Registrant)                               Northstar Electronics, Inc.



                                           ______________________________
By (Signature and Title)                   Dr. Wilson Russell, PhD
                                           President
                                           Principal Financial Officer
Date	________________________

                                           ______________________________
By (Signature and Title)                   Ken Summers
                                           Executive Vice President
Date  _________________________


                                           ____________________________________
By (Signature and Title)                   Frank Power
                                           Director
Date  _________________________