Form 10QSB
period 2001-03-31
NORTHSTAR ELECTRONICS INC
filed 2001-05-11
CIK 1082027

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
     AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from   n/a    to   n/a

333-90031
Commission file number

Northstar Electronics, Inc.
Exact name of small business issuer as specified in its charter

Delaware
State or other jurisdiction of organization

#33-0803434
IRS Employee incorporation or Identification No.

Suite # 1455- 409 Granville Street,
Vancouver, British Columbia,
Canada V6C 1T2
Address of principal executive offices

(604) 685-0364
Issuer's telephone number

 Not Applicable
Former name, former address and former fiscal year, if changed since last report

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [] No []  Not Applicable



















PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NORTHSTAR ELECTRONICS, INC.

Consolidated Financial Statements
Three Months Ended March 31, 2001
U.S. Dollars
Unaudited
Prepared by management


Consolidated Balance Sheets at March 31, 2001 and at December 31, 2000

Consolidated Statements of Operations for the Three Months Ended March 31, 2001

Consolidated Statements of Changes in Stockholders' Equity for the Three Months Ended March 31,2001

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001

Notes to Consolidated Financial Statements


































NORTHSTAR ELECTRONICS, INC.
Consolidated Balance Sheets
Unaudited
U.S. Dollars
                                                       March 31   December 31
ASSETS                                                   2001        2000
Current                                                --------   -----------
      Cash                                             $116,330      $125,602
      Receivables                                       169,989       442,423
      Inventory and work in progress                    162,552       135,536
      Prepaid expenses                                   30,458         2,059

Total Current Assets                                    479,329       705,620
Property and Equipment                                   96,698        84,199
                                                       --------      --------
Total Assets                                           $576,027      $789,819
                                                       --------      --------
LIABILITIES
Current
      Accounts payable and accrued liabilities         $252,189      $512,286
      Loans payable                                       8,962        12,074
      Current portion of long term debt                  42,600        41,973
                                                       --------      --------
Total Current Liabilities                               303,751       566,333
Long term debt                                          436,269       476,686
Due to Cabot Management Limited                          55,800        60,020
Due to Director                                          28,602        47,489
                                                       --------      --------
Total Liabilities                                       824,422     1,150,528
                                                       --------      --------
STOCKHOLDERS' EQUITY
Common Stock
     Authorized
        100,000,000 shares of common stock with a par value of $0.0001 each 20,000,000 shares of preferred stock with a par value of $0.0001 each
     Issued and outstanding
          7,823,294 shares of common stock                  772           767
Additional paid in capital                            1,087,231     1,015,964
Other comprehensive income                               52,891        33,994
Deficit                                              (1,389,289)   (1,411,434)
                                                      ---------     ---------
Total Stockholders' Equity (Deficit)                   (248,395)     (360,709)
                                                      ---------     ---------
Total Liabilities and Stockholders' Equity             $576,027      $789,819
                                                      ---------     ---------












NORTHSTAR ELECTRONICS, INC.
Consolidated Statements of Operations
Three Months Ended March 31
Unaudited
U.S.Dollars

                                                              Three Months
                                                          2001          2000
                                                          ----          ----
Sales	                                                 $353,036      $155,414
Cost of goods sold                                       85,103        73,809
                                                       --------      --------
Gross margin                                            267,933        81,605
Other income                                              1,602         1,013
                                                       --------      --------
                                                        269,535        82,618
                                                       --------      --------
Expenses
      Salaries                                           64,900        76,203
      Professional fees                                  51,286        22,940
      Value of Director's uncompensated services         23,250         7,500
      Dealer commissions                                 22,823             0
      Advertising and marketing                          18,226         3,521
      Rent                                               17,552        10,213
      Research and development                           15,607             0
      Office                                             11,298        10,724
      Travel and business development                     8,991         2,026
      Interest on debt                                    7,067         5,517
      Telephone                                           4,648         2,355
      Amortization                                        1,596           926
      Bank charges and interest                             146         2,924
                                                       --------      --------
                                                        247,390       144,849
                                                       --------      --------
Net income (loss) for period                            $22,145      $(62,231)
                                                       --------      --------
Net income (loss) per share                              $0.003        $(0.01)

Weighted average number of shares outstanding         7,681,737     7,604,481


















NORTHSTAR ELECTRONICS, INC.
Consolidated Statement of Changes in Stockholders' Equity
Three Months Ended March 31, 2001
Unaudited
U.S. Dollars
                                           Other
                               Additional  Compre-   Accumu-   Total
                               Paid in     hensive   lated     Stockholder
              Shares   Amount  Capital     Income    Deficit   Equity (Deficit)
-------------------------------------------------------------------------------
Balance
Dec. 31,
2000       7,668,181   $767    $1,015,964  $33,994 $(1,411,434) $(360,709)

Net income
for
three months     -       -          -          -        22,145     22,145

Other
comprehensive
income           -       -          -       18,897         -       18,897

Value of
uncompensated
services         -       -         23,250      -           -       23,250

Issuance of
common stock
for services 155,113      5        48,017      -           -       48,022
------------------------------------------------------------------------------
Balance
Mar. 31,
2001       7,823,294   $772    $1,087,231  $52,891 $(1,389,289) $(248,395)
------------------------------------------------------------------------------























NORTHSTAR ELECTRONICS, INC.
Consolidated Statement of Cash Flows
Three Months Ended March 31, 2001
Unaudited
U.S.Dollars
                                                                 March 31
                                                          2001          2000
                                                          ----          ----
Operating Activities
      Net income (loss)                                 $22,145      $(62,231)
      Adjustments to reconcile net income (loss) to net
        cash used by operating activities
             Amortization                                 1,596           926
             Issuance of common stock for services       48,022             0
             Uncompensated services                      23,250         7,500
      Changes in operating assets and liabilities       (52,865)        4,680
                                                        --------      --------
Net cash provided by (used by) operating activities      42,148       (49,125)
                                                        --------      --------
Investing Activity
      Acquisition of property and equipment              (7,420)            0
                                                        --------      --------
Financing Activities
      Increase (repayment) of long term debt            (39,790)      (14,006)
      Due to Cabot Management Limited                    (4,220)       (8,650)
      Advances from (repayment to) director             (18,887)       36,720
                                                        --------      -------
Net cash (used by) provided by financing activities     (62,897)       14,064
                                                        --------      --------
Effect of foreign currency translation on cash           18,897        12,627
                                                        --------      --------
Inflow (outflow) of cash                                 (9,272)      (22,434)
Cash, beginning of period                               125,602        39,454
                                                        --------      --------
Cash, end of period                                    $116,330       $17,020
                                                        --------      --------

Supplemental information
      Interest paid                                      $7,067        $5,517
      Shares issued for services                        $48,022            $0
      Corporate income taxes paid                            $0            $0
















NORTHSTAR ELECTRONICS, INC.
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2001
Unaudited
U.S. Dollars

1. ORGANIZATION AND BASIS OF PRESENTATION
These financial statements include the accounts of Northstar Electronics, Inc. ("the Company") and its wholly owned subsidiaries Northstar Technical Inc. ("NTI") and Northstar Network Ltd. ("NN"). All inter company balances and transactions are eliminated. The Company was incorporated May 11, 1998 in the State of Delaware and had no operations other than organizational activities prior to the January 1999 merger with NTI described below. The Company's business activities are conducted principally in Canada but these financial statements are prepared in accordance with generally accepted accounting principles in the United States with all figures translated into United States dollars for reporting purposes.

On January 26, 1999 the Company completed the acquisition of 100% of the shares of NTI. The Company, with the former shareholders of NTI receiving a majority ofthe total shares then issued and outstanding, effected the merger through the issuance of 4,901,481 shares of common stock from treasury. The transaction has been accounted for as a reverse take over resulting in the consolidated financial statements including the results of operations of the acquired subsidiary prior to the merger.

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information, are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's December 31, 2000 Form 10-KSB.

In the opinion of the Company's management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at March 31, 2001 and the consolidated results of operations and the consolidated statement of cash flows for the three months then ended. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

2. COMMON STOCK
During the three months ended March 31, 2001, the following shares of common stock were issued:
      For salaries                       11,330
      For professional fees             143,783
                                        -------
                                        155,113
The above common shares were issued for services received and represent value at the market value of those services.





Item 2. Management's Discussion and Analysis or Plan of Operation.
        The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements for the three month periods ended March 31, 2001 and March 31, 2000 prepared by management and the audited consolidated financial statements for the twelve months ended December 31, 2000 as presented in the Form 10KSB.
Special Note Regarding Forward Looking Statements
Certain statements in this report and elsewhere (such as in other filings by the company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the company of its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Actual results may materially differ from any forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures and constantly changing technology and market acceptance of the company's products and services. The company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The Company's Services
The Company's operations currently are those of its wholly owned subsidiaries Northstar Technical Inc. (NTI) and Northstar Network Ltd (NN) and it is in this context that the company's services are described.

We have three main activities: underwater wireless communications, electronic contract manufacturing and system integration.

Underwater Wireless Communications
In the communications area, our first product is the NetMind system for the commercial fishing industry. We believe that our technology is at the forefront of the industry.

The Company intends to build on the success of the NetMind system by initiating its Venture Technology Business Model. In this model, we intend to invest our core technology in partnerships with established companies in a wide variety of industry sectors. We intend to develop the products and the recognized company partners would carry out the product introduction, marketing and sales.

We intend to fully implement the company's dynamic business model by seeking partners in offshore oil and gas, the environmental sector, oceanography, marine transportation, recreational diving, and national defense. We intend to promote our technology on our website with potential applications in the above mentioned industry sectors. We also intend to promote the technology partnerships in trade magazine advertisements, at trade shows and through a worldwide network of business contacts.

Electronic Contract Manufacturing
In the fall of 1999 we signed a contract with Lockheed Martin, Manassas, Virginia to fabricate and test fire control consoles for a submarine retrofit program. This contract has now been completed.



We expect to continue to expand our electronic contract manufacturing business with our current customers, as well as with future customers in the offshore oil and gas, transportation and communication industries.

System Integration
The Company has created a novel approach to securing and executing large defense contracts by bringing together affiliate companies. The overall capability is presented to the prime contractors. To date, a memorandum of understanding has been signed with Lockheed Martin Canada to jointly pursue the $2.8billion Cdn Maritime Helicopter Project.

Subsequent Events
There were no reportable subsequent events.

Results of Operations
Comparison of the three months ended March 31, 2001 with the three months ended March 31, 2000.

Revenue for the three month period ended March 31, 2001 was $353,036 compared to $155,414 of revenue recorded during the same period of the prior year.
This increase was created by an increase in NetMind system sales and the activities of the Lockheed Martin contract. Gross profits increased from $81,605 (52.5%) in the prior period to $267,933 (75.9%) in the current period. The percentage increase was created by low component costs associated with the final phase billing on the console contract. The Company continues to negotiate for subsequent material contracts with Lockheed Martin and others.

Net income for the three month period ended March 31, 2001 was $22,145 compared to a loss of $(62,231) in the three months ended March 31, 2000. This marks the first time in the company's history that a profit has been realized in four consecutive quarters.

During the quarter the Company expended $14,475 on the development of its NetWork business concept. To date, NetWork has generated no revenues.

During the quarter the Company increased expenditures on the marketing and advertising of its NetMind system and increased sales of the NetMind system through its dealer distribution network.

The Company continued on its research and development program towards extending its underwater wireless communication technology into additional applications.

Comparison of Financial Position at March 31, 2001 with March 31, 2000
The Company's working capital position remained healthy at March 31, 2001 with current assets of $479,329 in excess of current liabilities of $303,751 by $175,578. At December 31, 2000 the Company had working capital of $139,287.

Liquidity and Capital Resources
The Company continues to reduce its Shareholder's Deficit as a result of its efforts to recover approximately $900,000 in expenditures incurred in developing its underwater wireless communication technology and written off to Deficit prior to the commencement of sales.





PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
No change since previous filing.

Item 2. Changes in Securities.
Options Granted         Date              Exercise Price    Expiry Date
---------------         ----              --------------    -----------
41,667                  March 31,2001     $0.0001           March 31,2006
160,000                 January 26,2001   $0.60             October 26,2003
75,000                  January 26,2001   $0.50             January 26,2011

Common Stock Issued     Date              Consideration
-------------------     ----              -------------
11,290                  March 31,2001     $6,302
15,823                  March 31,2001     $9,000
8,000                   January 01,2001   $3,720
20,000                  March 06,2001     $9,000
100,000Restricted       March 31,2001     $20,000

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

May 11, 2001                   Northstar Electronics, Inc.
                              (Registrant)

                               By: /s/ Wilson Russell
                               Dr. Wilson Russell, PhD
                               President
					 Principal Financial Officer