Form 10QSB
period 2001-06-30
NORTHSTAR ELECTRONICS INC
filed 2001-08-09
CIK 1082027

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
     AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from   n/a    to   n/a

333-90031
Commission file number

Northstar Electronics, Inc.
Exact name of small business issuer as specified in its charter

Delaware
State or other jurisdiction of organization


#33-0803434
IRS Employee Identification No.

Suite # 1455- 409 Granville Street,
Vancouver, British Columbia,
Canada V6C 1T2
Address of principal executive offices

(604) 685-0364
Issuer's telephone number

Not Applicable
Former name, former address and former fiscal year, if changed since last report

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [] No []  Not Applicable

















PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHSTAR ELECTRONICS, INC.
Consolidated Financial Statements
Six Months Ended June 30, 2001
U.S. Dollars
Unaudited
Prepared by management

Consolidated Balance Sheets at June 30, 2001 and at December 31, 2000 Consolidated Statements of Operations for the Three and Six Month Periods Ended June 30, 2001
Consolidated Statements of Changes in Stockholders' Equity for the Six Months Ended June 30, 2001
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 Notes to Consolidated Financial Statements


PART II - OTHER INFORMATION

Item 1.		Legal Proceedings
Item 2.		Changes in Securities
Item 3.		Defaults Upon Senior Securities
Item 4.		Submission of Matters to a Vote of Security Holders
Item 5.		Other Information
Item 6.		Exhibits and Reports on Form 8K
SIGNATURES.




























NORTHSTAR ELECTRONICS, INC.
Consolidated Balance Sheets
Unaudited
U.S. Dollars
                                                           June 30 December 31
ASSETS                                                        2001        2000
Current
        Cash                                               $57,478    $125,602
        Receivables                                         87,907     442,423
        Inventory and work in progress                     159,839     135,536
        Prepaid expenses                                    32,908       2,059

Total Current Assets                                       337,132     705,620
Property and Equipment                                      95,351      84,199

Total Assets                                              $433,483    $789,819

LIABILITIES
Current
        Accounts payable and accrued liabilities          $172,491    $512,286
        Loans payable                                            -      12,074
        Current portion of long term debt                   42,600      41,973

Total Current Liabilities                                  215,091     566,333
Long Term Debt                                             493,465     476,686
Due to Cabot Management Limited                             57,600      60,020
Due to Director                                             42,933      47,489

Total Liabilities                                          809,089   1,150,528

STOCKHOLDERS' EQUITY
Common Stock
	Authorized
                 100,000,000 shares of common stock with a par
                        value of $0.0001 each
                 20,000,000 shares of preferred stock with a par
                        value of $0.0001 each
        Issued and outstanding
                  7,869,434 shares of common stock             777         767
Additional Paid in Capital                                1,119,49   1,015,964
Other Comprehensive Income                                  37,63       33,994
Deficit                                                 (1,533,508) (1,411,434)

Total Stockholders' Equity (Deficit)                      (375,606)   (360,709)

Total Liabilities and Stockholders' Equity                $433,483    $789,819











NORTHSTAR ELECTRONICS, INC.
Consolidated Statements of Operations
Three Months and Six Months Ended June 30
Unaudited
U.S. Dollars

                                           Three Months          Six Months
                                           2001     2000       2001     2000

Sales                                  $201,933 $736,264   $554,969 $891,678
Cost of goods sold                       44,951  528,375    130,054  602,184

Gross margin                            156,982  207,889    424,915  289,494
Other income                             13,113    2,263     14,715    3,276
                                        170,095  210,152    439,630  292,770

Expenses
        Salaries                        131,264   86,083    196,164  165,807
        Professional fees                36,590   17,930     87,876   40,870
        Value of Director's
        uncompensated services           14,450    7,500     37,700   15,000
        Commissions                      17,535	       0     40,358        0
        Advertising and marketing        10,729        0     28,955        0
        Rent                             16,759   14,464     34,311   24,677
        Research and development         39,940        0     55,547        0
        Office                           15,057   20,572     26,501   31,296
        Travel and business development  15,681    5,137     24,672    7,162
        Interest on debt                  9,208    4,119     16,275   12,560
        Telephone                         5,738    3,935     10,386    6,290
        Amortization                      1,363      926      2,959    1,852
                Total expenses          314,314  160,666    561,704  305,514

Net income (loss) for period          $(144,219) $49,486  $(122,074)$(12,744)

Net income (loss) per share             $(0.019)   $0.01    $(0.016)  $(0.02)

Weighted average number of shares
outstanding                            7,681,737 7,608,094 7,704,807 7,606,288




















NORTHSTAR ELECTRONICS, INC.
Consolidated Statement of Changes in Stockholders' Equity
Six Months Ended June 30, 2001
Unaudited
U.S. Dollars
                                           Other
                                Additional Compre-  Accumu-    Total
                                Paid in    hensive  lated      Stockholder
              Shares     Amount Capital    Income   Deficit    Equity Deficit)

Balance
Dec. 31,
2000         7,668,181    $767 $1,015,964 $33,994  $(1,411,434) $(360,709)

Net loss
for
six months            -     -           -      -     (122,074)  (122,074)

Other
comprehensive
income                -	    -           -   3,636           -      3,636

Value of
uncompensated
services              -     -      37,700      -            -     37,700

Issuance of
common stock
for services    201,253	   10      65,831      -            -     65,841
--------------------------------------------------------------------------
Balance
June 30,
2001          7,869,434  $777   $1,119,495 $37,630  $(1,533,508) $(375,606)
--------------------------------------------------------------------------






















NORTHSTAR ELECTRONICS, INC.
Consolidated Statement of Cash Flows
Six Months Ended June 30, 2001
Unaudited
U.S. Dollars
                                                                 June 30
                                                         2001       2000
Operating Activities
   Net income (loss)                                $(122,074)  $(12,744)
   Adjustments to reconcile net income (loss)
    to net cash used by operating activities
        Amortization                                    2,959      1,852
        Issuance of common stock for services          65,831          0
        Uncompensated services                         37,700     15,000
        Changes in operating assets and liabilities   (12,505)   (47,193)
Net cash provided by (used by) operating activities   (28,089)   (43,085)

Investing Activity
        Acquisition of property and equipment         (14,111)    (6,936)

Financing Activities
      Issuance of common stock                             10     13,700
      Increase (repayment) of long term debt           17,406     (9,096)
      Due to Cabot Management Limited                  (2,420)    (3,860)
      Advances from (repayment to) director            (4,556)     8,036
Net cash (used by) provided by financing activities    10,440      8,780

Effect of foreign currency translation on cash          3,636     18,817

Inflow (outflow) of cash                              (68,124)   (22,424)
Cash, beginning of period                             125,602     39,454

Cash, end of period                                   $57,478    $17,030



Supplemental information
        Interest paid                                 $16,275     $5,517
        Shares issued for services                    201,253          -
        Corporate income taxes paid                        $0         $0

















NORTHSTAR ELECTRONICS, INC.
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2001
Unaudited
U.S. Dollars

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

In the opinion of the Company's management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at June 30, 2001 and the consolidated results of operations and the consolidated statement of cash flows for the six months then ended. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.      COMMON STOCK
During the six months ended June 30, 2001, the following shares of common stock were issued:
        For salaries                    16,500
        For professional fees          184,753
             Total                     201,253
The above common shares were issued for services received and represent value at the market value of those services.







Item 2. Management's Discussion and Analysis or Plan of Operation.
        The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements for the six month periods ended June 30, 2001 and June 30, 2000 as prepared by management and the audited consolidated financial statements for the twelve months ended December 31, 2000 as presented in the Form 10KSB.
Special Note Regarding Forward Looking Statements
Certain statements in this report and elsewhere (such as in other filings by the company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the company of its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and "should" and variations of these words and similar expressions, are intended to identify these forward-looking statements. Actual results may materially differ from any forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures, constantly changing technology and market acceptance of the company's products and services. The company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The Company's Services
The Company's operations currently are those of its wholly owned subsidiaries Northstar Technical Inc. (NTI) and Northstar Network Ltd. (NN) and it is in this context that the company's services are described.

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

System Integration
The Company is creating a novel approach to securing and executing large defense contracts by bringing together affiliate companies. The overall capability of the Company and its affiliates is presented to the prime contractors. To date, a memorandum of understanding has been signed with Lockheed Martin Canada to jointly pursue the $2.8 billion Cdn Maritime Helicopter Project.

Subsequent Events
There were no reportable subsequent events.

Results of Operations
Comparison of the three and six months ended June 30, 2001 with the three and six months ended June 30, 2000.

Revenue for the three months ended June 30, 2001 was $201,933 compared to $736,264 of revenue recorded during the same period of the prior year. Revenue for the six months ended June 30, 2001 was $554,969 compared to $891,678 of revenue during the same period of the prior year. The decrease in the second quarter was created by the absence of the Lockheed Martin contract, which was completed during the first quarter. Gross profits increased from $292,770 (33%) in the prior period to $439,630 (79%) in the current period. The percentage increase was created by low component costs associated with the final phase billing on the console contract and to a higher percentage of sales being attributable to NetMind, which enjoys a higher profit margin. The Company continues to negotiate for subsequent material contracts with Lockheed Martin and others.

The Company experienced a net loss for the three and six month periods ended June 30, 2001 of $(144,219) and $(122,074), respectively. This loss results from increased costs of salaries, professional fees, travel expenses and expenses incurred in developing the Company's Northstar Network business plan. To date, Northstar Network has expended $69,599 but has yet to generate any revenue. The company also increased its NetMind marketing efforts through advertising, trade shows and by offering a more attractive commission structure to its dealers. The Company increased its loss position by investing further into the development and promotion of a broader market for its core underwater communications technology.

Comparison of Financial Position at June 30, 2001 with June 30, 2000
The Company's working capital position remained healthy at June 30, 2001 with current assets of $317,132 in excess of current liabilities of $215,091 by $102,041. At December 31, 2000 the Company had working capital of $139,287.

Liquidity and Capital Resources
For the Company to continue its expenditures at the current rate it must increase sales, increase its debt or raise equity.



PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
No change since previous filing.

Item 2. Changes in Securities.
Options Granted	 Date            Exercise Price     Expiry Date
41,667           March 31,2001   $0.0001            March 31,2006
36,456           May 25,2001     $0.0001            May 25,2006
160,000          January 26,2001 $0.60              October 26,2003
75,000           January 26,2001 $0.50              January 26,2011

Common Stock Issued             Date                    Consideration
11,290                          March 31,2001           $6,302
15,823                          March 31,2001           $9,000
8,000                           January 01,2001         $3,720
20,000                          March 06,2001           $9,000
100,000Restricted               March 31,2001           $20,000
24,000                          April 17,2001           $9,600
22,140                          June 30,2001            $8,219

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

July 31, 2001                           Northstar Electronics, Inc.
                                        (Registrant)

                                        By: /s/ Wilson Russell
Dr. Wilson Russell, PhD
                                         President
                                         Principal Financial Officer