Form 10QSB
period 2001-09-30
NORTHSTAR ELECTRONICS INC
filed 2001-11-15
CIK 1082027

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
     AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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



















PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHSTAR ELECTRONICS, INC.
Consolidated Financial Statements
Nine Months Ended September 30, 2001
U.S. Dollars
Unaudited
Prepared by management

Consolidated Balance Sheets at September 30, 2001 and at December 31, 2000 Consolidated Statements of Operations for the Three and Nine Month Periods Ended
  September 30, 2001
Consolidated Statements of Changes in Stockholders' Equity for the Nine Months
  Ended September 30, 2001
Consolidated Statements of Cash Flows for the Nine Months Ended September 30,
  2001
Notes to Consolidated Financial Statements


PART II - OTHER INFORMATION

Item 1.           Legal Proceedings
Item 2.           Changes in Securities
Item 3.           Defaults Upon Senior Securities
Item 4.           Submission of Matters to a Vote of Security Holders
Item 5.           Other Information
Item 6.           Exhibits and Reports on Form 8K
SIGNATURES.



























NORTHSTAR ELECTRONICS, INC.
Consolidated Balance Sheets
Unaudited
U.S. Dollars
                                                    September 30   December 31
ASSETS                                                      2001          2000
Current
      Cash                                               $74,162      $125,602
      Receivables                                         65,104       442,423
      Inventory and work in progress                     166,327       135,536
      Prepaid expenses                                    24,946         2,059

Total Current Assets                                     330,539       705,620
Property and Equipment                                   102,086        84,199

Total Assets                                            $432,625      $789,819

LIABILITIES
Current
      Accounts payable and accrued liabilities          $229,054      $512,286
      Loans payable                                            -        12,074
      Current portion of long term debt                   42,600        41,973

Total Current Liabilities                                271,654       566,333
Long Term Debt                                           550,088       476,686
Due to Cabot Management Limited                           56,700        60,020
Due to Director                                           31,961        47,489

Total Liabilities                                        910,403     1,150,528

STOCKHOLDERS' EQUITY
Common Stock
      Authorized
            100,000,000 shares of common stock with a par
                        value of $0.0001 each
             20,000,000 shares of preferred stock with a par
                        value of $0.0001 each
      Issued and outstanding
             7,873,384 shares of common stock                787           767
                       (7,668,181 - 2000)
Additional Paid in Capital                             1,126,185     1,015,964
Other Comprehensive Income                                37,278        33,994
Deficit                                               (1,642,028)   (1,411,434)

Total Stockholders' Equity (Deficit)                    (477,778)     (360,709)

Total Liabilities and Stockholders' Equity              $432,625      $789,819











NORTHSTAR ELECTRONICS, INC.
Consolidated Statements of Operations
Three Months and Nine Months Ended September 30
Unaudited
U.S. Dollars
                                          Three Months           Nine Months
                                          2001     2000       2001       2000

Sales                                 $285,546 $273,024   $840,515 $1,164,702
Cost of goods sold                      89,985  126,403    220,039    728,587

Gross margin                           195,561  146,621    620,476    436,115
Other income                               946        0     15,661      1,014
                                       196,507  146,359    636,137    437,129

Operating Expenses
      Salaries                          48,845   32,422    245,209    198,229
      Professional fees                 18,509    7,124     66,385     47,994
      Commissions                       42,402        0     82,760          0
      Value of Director's
       uncompensated services                0    7,500     37,700     22,500
      Advertising and marketing          8,087        0     37,042          0
      Rent                               9,558   11,126     43,869     35,803
      Research and development           6,858        0     42,376          0
      Office                            15,859    9,706     42,360     41,002
      Travel and business development    3,517   32,094     18,419     39,256
      Interest on debt                   6,945   12,640     23,220     25,200
      Telephone                          4,383    4,252     14,769     10,542
      Amortization                       1,760      805      4,719      2,657
            Total operating expenses   166,723  117,669    658,828    423,183

Net income (loss) from operations      $29,784  $26,690   $(22,691)   $13,946

Business development expenses
  Northstar Network
      Travel                            12,641        0     28,646        0
      Press kits                        14,436        0     17,685        0
      Office and rent                   11,612        0     19,140        0
      Salaries and benefits             36,952        0     59,754        0
      Professional fees                 62,663        0     82,678        0
           Total development expenses  138,304        0    207,903        0

Net income (loss) for the period     $(108,520) $26,690  $(230,594) $13,946

Net income (loss) per share            $(0.014)   $0.004   $(0.030)  $0.0018

Weighted average number of shares
 Outstanding                         7,704,807 7,616,822 7,704,807 7,609,951









NORTHSTAR ELECTRONICS, INC.
Consolidated Statement of Changes in Stockholders' Equity
Nine Months Ended September 30, 2001
Unaudited
U.S. Dollars
                                           Other
                                Additional Compre-  Accumu-    Total
                                Paid in    hensive  lated      Stockholder
              Shares     Amount Capital    Income   Deficit    Equity Deficit)

Balance
Dec. 31,
2000          7,668,181  $767   $1,015,964 $33,994  $(1,411,434) $(360,709)

Net loss
for
nine months           -     -            -       -     (230,594)  (230,594)

Other
comprehensive
income                -     -            -   3,284            -      3,284

Value of
uncompensated
services              -     -       42,900       -            -     42,900

Issuance of
common stock
for services    205,203    20       67,321       -            -     67,341
---------------------------------------------------------------------------
Balance
September 30,
2001          7,873,384  $787   $1,126,185 $37,278  $(1,642,028) $(477,778)
---------------------------------------------------------------------------






















NORTHSTAR ELECTRONICS, INC.
Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2001
Unaudited
U.S. Dollars
                                                              September 30
                                                        2001          2000
Operating Activities
  Net income (loss)                                $(230,594)      $13,946
   Adjustments to reconcile net income (loss)
     to net cash used by operating activities
      Amortization                                     4,719         2,657
      Issuance of common stock for services           67,341             0
      Uncompensated services                          42,900        22,500
      Changes in operating assets and liabilities     28,335       (43,540)
Net cash provided by (used by) operating activities  (87,299)       (4,437)

Investing Activity
      Acquisition of property and equipment          (22,606)       (8,491)

Financing Activities
      Issuance of common stock                             0        13,700
      Increase (repayment) of long term debt          74,029       (40,745)
      Due to Cabot Management Limited                 (3,320)      (15,624)
      Advances from (repayment to) director          (15,528)       14,969
Net cash (used by) provided by financing activities   55,181       (27,700)

Effect of foreign currency translation on cash         3,284        23,974

Inflow (outflow) of cash                             (51,440)      (16,654)
Cash, beginning of period                            125,602        39,454

Cash, end of period                                  $74,162       $22,800



Supplemental information
      Interest paid                                  $23,220        $5,517
      Shares issued for services                     205,203             -
      Corporate income taxes paid                         $0            $0

















NORTHSTAR ELECTRONICS, INC.
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2001
Unaudited
U.S. Dollars

1.    ORGANIZATION AND BASIS OF PRESENTATION
These financial statements include the accounts of Northstar Electronics, Inc. ("the Company") and its wholly owned subsidiaries Northstar Technical Inc. ("NTI") and Northstar Network Ltd. ("NN"). All inter company balances and transactions are eliminated. The Company was incorporated May 11, 1998 under the laws of the State of Delaware and merged with NTI January 26,1999. The Company's business activities are conducted principally in Canada but these financial statements are prepared with all figures translated into United States dollars.

The Company reclassified business development expenses incurred by NN to more clearly show results from manufacturing operations separately from the NN development costs.

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

In the opinion of the Company's management, these unaudited consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at September 30, 2001 and the consolidated results of operations and the consolidated statement of cash flows for the nine months then ended. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.    COMMON STOCK
During the nine months ended September 30, 2001, the following shares of common stock were issued:
      For salaries                    16,500 shares valued at $7,755
      For professional fees          188,703 shares valued at $59,586
            Total                    205,203
The above common shares were issued for services received and represent value at the market value of those services.

During the period, 50,000 stock options were granted to consultants and have been recognized applying SFAS 123 using the Black-Scholes option pricing model which resulted in additional legal fees of $5,200.

Item 2. Management's Discussion and Analysis or Plan of Operation.
        The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements for the nine month periods ended September 30, 2001 and September 30, 2000 as prepared by management and the audited consolidated financial statements for the twelve months ended December 31, 2000 as presented and filed in Form 10KSB.
Special Note Regarding Forward Looking Statements
Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company of its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and "should" and variations of these words and similar expressions, are intended to identify these forward-looking statements. Actual results may materially differ from any forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures, constantly changing technology and market acceptance of the Company's products and services. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The Company's Services
The Company's operations currently are those of its wholly owned subsidiaries Northstar Technical Inc. (NTI) and Northstar Network Ltd. (NN) and it is in this context that the Company's services are described.

We have three main activities: underwater wireless communications, electronic contract manufacturing and defense systems integration.

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

Electronic Contract Manufacturing
In the fall of 1999 we signed a contract with Lockheed Martin, Manassas, Virginia to fabricate and test control consoles for a submarine retrofit program. This contract has now been completed. During the summer of 2001 we received our first follow on order from Lockheed Martin for additional submarine control console manufacturing.
We expect to continue to expand our electronic contract manufacturing business with our current defense customers, as well as with future customers in the offshore oil and gas, transportation and communication industries.

Defense Systems Integration
The Company is creating a novel approach to securing and executing large defense contracts by bringing together affiliate companies and research institutions. The overall capability of the Company and its affiliates is presented to the prime contractors. To date, a memorandum of understanding has been signed with Lockheed Martin Canada to jointly pursue the $2.8 billion Cdn Maritime Helicopter Project for the Canadian Department of Defense.

Subsequent Events
There were no reportable subsequent events.

Results of Operations
Comparison of the three and nine months ended September 30, 2001 with the three and nine months ended September 30, 2000.

Revenue for the three months ended September 30, 2001 was $285,546 compared to $273,024 of revenue recorded during the same period of the prior year. Revenue for the nine months ended September 30, 2001 was $840,515 compared to $1,164,702 of revenue during the same period of the prior year. The decrease between the two nine month periods was created by the absence of the Lockheed Martin contract, which was completed during the first quarter of 2001. Gross profits increased from $436,115 (37%) in the prior period to $620,476 (74%) in the current period. The percentage increase was created by low component costs associated with the final phase billing on the console contract and to a higher percentage of sales being attributable to NETMIND, which enjoys a higher profit margin. The Company continues to negotiate for subsequent material contracts with Lockheed Martin and others.

The Company experienced a net loss for the three and nine month periods ended September 30, 2001 of $(108,520) and $(230,594), respectively. This loss results from increased costs of salaries, professional fees, advertising and marketing and expenses incurred in developing the Company's Northstar Network business plan. To date, Northstar Network has expended $207,903 but has yet to generate any revenue. The company also increased its NETMIND marketing efforts through advertising, trade shows and by offering a more attractive commission structure to its dealers. The Company increased its loss position by investing further into the development and promotion of a broader market for its core underwater communications technology.
During the quarter, the Company reallocated $19,424 in research and development costs to salaries to more properly reflect the expenditures.

Comparison of Financial Position at September 30, 2001 with September 30, 2000 The Company's working capital position remained positive at September 30, 2001 with current assets of $330,539 in excess of current liabilities of $271,654 by $58,885. At December 31, 2000 the Company had working capital of $139,287.

Liquidity and Capital Resources
For the Company to continue its expenditures at the current rate it must increase sales, increase its debt or raise equity.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
No change since previous filing.

Item 2. Changes in Securities.
Options Granted   Date              Exercise Price    Expiry Date
41,667            March 31,2001     $0.0001           March 31,2006
36,456            May 25,2001       $0.0001           May 25,2006
160,000           January 26,2001   $0.60             October 26,2003
75,000            January 26,2001   $0.50             January 26,2011
25,000            April 24,2001     $0.50             April 24,2006
50,000            September 17,2001 $0.50             September 17,2006

Common Stock Issued           Date                    Consideration
11,290                        March 31,2001           $6,302
15,823                        March 31,2001           $9,000
8,000                       January 01,2001           $3,720
20,000                        March 06,2001           $9,000
100,000Restricted             March 31,2001           $20,000
24,000                        April 17,2001           $9,600
22,140                         June 30,2001           $8,219
3,950                        August 29,2001           $1,500

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

November 9,2001               Northstar Electronics, Inc.
                              (Registrant)

                               By: /s/ Wilson Russell
Wilson Russell, PhD
                               President
                               Principal Financial Officer