Form 10KSB
period 2001-12-31
NORTHSTAR ELECTRONICS INC
filed 2002-03-28
CIK 1082027

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                               FORM 10-KSB

    [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 2001

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934
                For the transition period from   n/a  to   n/a

                   Commission file number: 333-90031

      Exact name of small business issuer as specified in its charter
                       Northstar Electronics, Inc.

State or other jurisdiction of             IRS Employer Identification No.
incorporation or organization
        Delaware                                     #33-0803434

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405)


Note - If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.
Aggregate market value of voting common equity held by non-affiliates as of December 31,2001
$1,050,000 approximately
Aggregate market value of non-voting common equity held by non-affiliates
As of December 31,2001
$NIL

Indicate the number of shares outstanding of each of the registrant's Classes of common stock, as of the latest practicable date.
Outstanding shares of common stock as of December 31, 2001: 7,942,009 Outstanding shares of preferred stock as of December 31, 2001: Nil Documents incorporated by reference:
None

Northstar Electronics, Inc.
Index
Part I
      Item 1.           Description of Business
      Item 2.           Description of Properties
      Item 3.           Legal Proceedings
      Item 4.           Submission of Matters to a Vote of Security Holders
Part II
      Item 5. Market for Registrant's Common Equity and Related Stockholders Matters
      Item 6.           Management's Discussion and Analysis or Plan of
                        Operation
      Item 7.           Financial Statements
      Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Part III
      Item 9.           Directors, Executive Officers, Promoters and Control
                        Persons;
                        Compliance with Section 16(a) of the Exchange Act
      Item 10.          Executive Compensation
      Item 11.          Security Ownership of Certain Beneficial Owners and
                        Management
      Item 12.          Certain Relationships and Related Transactions
Part IV
      Item 13.          Exhibits and Reports on form 8-K
Signatures




PART I

Item 1. Description of Business
The Company was incorporated May 11, 1998 as Scientific Technologies, Inc. under the laws of the State of Delaware. The name of the Company was changed to Northstar Electronics, Inc. (NEI) in September of 1999. The business of the Company is primarily that of its wholly owned subsidiary, Northstar Technical Inc. (NTI). A second wholly owned subsidiary, Northstar Network
Ltd. (NN), was incorporated to pursue defense and aerospace contract manufacturing opportunities. There have been no bankruptcy, receivership or similar proceedings. There has been no material reclassification, merger, consolidation, purchase or sale of any significant amount of assets other than in the ordinary course of business.
NTI develops, manufactures and sells undersea wireless communications systems and produces, under contract, defense and aerospace electronic systems. NTI developed a wireless communications technology with undersea applications.
The technology is used in under water sensing devices and can send information from one place in the ocean to another place. The electronic sensors take certain measurements that are then transmitted using underwater sound waves to a receiving unit, which processes the data and displays it on a computer monitor. The technology has many potential uses in a variety of industries including offshore oil and gas, defense, marine transportation, oceanography, environmental and fishing.

The NETMIND System
The first application of NTI's core technology is the NETMIND system. NTI developed, manufactures and markets this product for the world's commercial fishing industry.

The NETMIND Market
NETMIND was introduced to the fishing industry marketplace in late 1996 and approximately 125 sales have been made in North America, Europe, New Zealand and Russia to December 31, 2001. The targeted customers have been strategic in that they are industry leaders and government agencies. They include the National Oceanic and Atmospheric Administration (NOAA) in the United States, the United States Department of the Interior and Fishery Products International in Canada. Customer feedback has shown that the NETMIND system enhances efficiency, reduces gear damage and improves catch quality.

Raw Material Sources and Availability
Raw materials for the manufacture of the NETMIND system are available from various sources. The principal suppliers are as follows:
       Compass Ltd. - stainless steel chamber and end caps for sensors, mounting flanges for hull mount hydrophone and other miscellaneous stainless steel parts
       MF Composites - polyurethane, resin and hardener
       Astroflight - battery chargers
       Mercury Wire Products - tow cable for hydrophone
       Electrosonic - electronic components
       Future Active Inc. - electronic components
       Prism - circuit boards
       Enerpower - battery packs

To date, NTI has received raw materials from these suppliers in a timely fashion to meet production schedules. However, to reduce costs, we have commenced production of the transducer component in house.

Major Customer Dependency - NETMIND
NTI has sold over 125 NETMIND systems to over 90 different customers and there is no dependence on one or a few major customers.

Competition - NETMIND
The system has two main competitors, Furuno in Japan and Scanmar in Norway, both of which are private companies. Little information is available to the public on either of these companies', however, we believe that NETMIND has technical advantages over each. This belief is based on our testing program from 1996 to 1999, which established our technical specifications, and on information gleaned from Furuno and from Scanmar. We have no direct access to any competitor's test data.
The NETMIND, Furuno and Scanmar systems consist of wireless acoustic sensors used underwater and all three systems operate by illustrating how the fishing net is behaving while being towed. However, unlike its competitors, NETMIND sensors are fully serviceable. The electronic circuitry is contained in stainless steel cylinders within each component and is easily removed for repair by opening the end cap.
We believe that NETMIND components have a longer battery life and a more effective communication over a longer distance than its competitors. We believe the rugged design of various NETMIND components has surpassed competitor's designs in that NETMIND's unique components require very little maintenance.
While NETMIND sales continue to grow, we believe the Company is smaller in size and resources when compared to its competitors. NTI's staff numbers fifteen while we believe Scanmar and Furuno each employ many times that number. As well, we believe the competitors' facilities are substantially larger than NTI's.

Distribution of the NETMIND System
NETMIND is sold directly to customers by our own sales staff and through marine electronics dealers.
We have dealer representation in Canada, the United States, France, Morocco, Iceland and Thailand. We support all sales efforts with product brochures, pamphlets, and customer testimonials and with booths at trade shows such as Fish Expo in Seattle. We also advertise in trade magazines, notably 'The Navigator' and 'Fishing News International'

Technology Protection - NETMIND
Since commercializing NETMIND in 1996, NTI has made many enhancements to its system. These activities have resulted in an optimum design for which a patent application may be submitted. The technology is difficult to replicate because of its sophistication and, regardless of patent protection, it is expected it would take several years for a new player to catch up to the present system. The Company has obtained Canadian trademark rights to the name NETMIND effective for fifteen years from August 24,1999. No other intellectual property related applications have been filed or prepared. In the meantime, NTI is developing new and innovative NETMIND products, which should help ensure a competitive edge.

Need for Government Approvals - NETMIND
There are no Government approvals required for the NETMIND system in the areas it is currently sold.

Effect of Existing or Probable Government regulations - NETMIND
There is no effect on the Company's sales arising from government regulations and the Company does not anticipate any change to this in the future.

Research and Development Expenditures - NETMIND
NTI has spent $45,710 in fiscal 2001, $15,298 in fiscal 2000 and $46,430 in fiscal 1999 on research and development activities. None of these costs were borne directly by customers nor did these costs directly affect NTI's pricing structure.


Costs and Effects of Compliance with Environmental Laws - NETMIND
NTI has incurred no costs nor suffered any effects to maintain compliance with any environmental laws.

CONTRACT MANUFACTURING (CM)
NTI's second business activity is contract manufacturing where the Company produces electronic systems under contract to the defense and aerospace industry (called 'build to print'). In other words, we build according to the design provided by the customer. CM activities, for our main customer Lockheed Martin, include production engineering, sourcing and procurement of parts, assembly of parts into systems, testing and shipping. Project management and quality control provided by the Company are essential to the success of each project.

The CM Market
NTI has focused attention on the North American military market. The United States and Canada have many programs where NTI's services could be used.
This includes programs to manufacture control consoles for submarines, helicopters and fixed wing aircraft. For example, Canada has announced the US$2.0 billion Maritime Helicopter Project (MHP) which will require the type of console displays NTI can manufacture. NTI signed a US$2.0 million contract with Lockheed Martin, Manassas, Virginia on October 19,1999 to assemble, test and deliver 11 control consoles for the Canadian Navy's new Victoria Class submarines. NTI successfully completed the contract February, 2001. We received a follow on order during 2001 and we anticipate receiving additional orders from Lockheed Martin for consoles in 2002 and future years.

Competition - CM
For control consoles produced for Lockheed Martin, NTI's competition would be primarily similar sized companies as NTI in the United States, Canada or abroad.We are not aware, at this time, of any companies in particular that are direct competitors. However, we expect that, dependent upon the economic and political factors influencing Lockheed Martin, there will indeed be strong competition for future contracts. NTI's main competitive advantages are price (our labor and overhead rates are low compared to many other jurisdictions) and quality (we have proven performance) based on the success to date of the submarine control console contract.

Marketing - CM
With respect to other Lockheed Martin divisions and with other prime contractors, we expect to use our success on the submarine console contract to showcase our expertise. The benefits of our marketing efforts are contacts made through networking in the industry and attendance at trade shows, conferences and special missions sponsored by the department of defense. In 2001, we attended defense and aerospace exhibitions in Canada and the United States and we participated in several missions to meet prime contractors involved in the Joint Strike Fighter Program in the United States.

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

Dependence on One or a Few Major Customers - CM
NTI currently is dependent on Lockheed Martin for its contracts. Lockheed Martin is comprised of many semi-autonomous divisions, which have many customers. We are dealing with four divisions regarding contract opportunities which is similar to dealing with four independent companies.
We are attempting to reduce our dependency on these Lockheed Martin divisions by contacting other large prime contractors about CM opportunities with them. We expect this activity will result in NTI developing new business other than with Lockheed Martin in the 2002-2003 timeframe.

Need for Government Approvals - CM
There are no government approvals applicable to our CM activities, except any required as part of a contract. In that event, the requirement would be passed down from the prime contractor as a part of the statement of work

Effect of Existing or Probable Government Regulations - CM
Commerce between the United States and Canada in the defense and aerospace industry is governed by some general rules and regulations. These typically require a prime contractor, such as Lockheed Martin, to obtain certain United States government clearances before providing NTI with potentially sensitive information. Similarly, a Canadian prime contractor would need Canadian government clearances to give classified information to a United States subcontractor. To date, these clearances have not caused any problems for our CM activities and we do not anticipate any in the foreseeable future.

Research and Development Expenditures - CM
NTI has incurred no expenditures in fiscal 2001, 2000 or in fiscal 1999 on CM research and development activities.

Costs and Effects of Compliance with Environmental Laws - CM
The Company has incurred no costs or adverse effects in its compliance with any environmental laws.

EMPLOYEES
As of December 31, 2001 the Company had a total of 20 full time employees.

PUBLIC INFORMATION
The Company electronically files with the Securities and Exchange Commission
(SEC) all its reports, including, but not limited to, its annual and quarterly reports. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that do file electronically.


Item 2. Description of Properties
The Company leases its corporate offices located at 1455 - 409 Granville Street, Vancouver, British Columbia, Canada V6C 1T2
Northstar Technical Inc. leases its offices and operations facilities at 1 Duffy Place, Unit #6, St. John's, Newfoundland, Canada A1B 4M6
Northstar Network Ltd. leases its offices and operations facilities at 67 Majors Path, Unit #102, St. John's, Newfoundland, Canada A1A 4Z9
The Company maintains a web site address at www.northstarelectronics.com

Item 3. Legal Proceedings
      No change since previous filing

Item 4. Submission of Matters to a Vote of Security Holders
     No change since previous filing.

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operations of the Public Reference Room by calling 1-800-SEC-0330.
The Company has filed with the SEC an SB-1 registration statement April 20, 2000, an S-8 registration November 2000 and quarterly reports (form 10QSB) for June and September 2000 and for March, June and September 2001.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
Matters
     No change since previous filing

Item 6. Management's Discussion and Analysis or Plan of Operation
     The following discussion, comparison and analysis should be read in conjunction with the Company's accompanying audited consolidated financial statements for the year ended December 31, 2001 and the notes related thereto. The discussion of results, causes and trends should not be construed to infer conclusions that such results, causes or trends necessarily will continue in the future.

RESULTS OF OPERATIONS
The following table sets forth for the years indicated items included in the Company's consolidated statement of operations:
                              2001         2000         1999         1998
                              ----         ----         ----         ----
Sales    Contract          $334,832   $1,594,508     $      0     $      0
         NETMIND            841,695      706,870      462,659      193,913
                          ---------   ----------     --------     --------
                          1,176,527    2,301,378      462,659      193,913
                          ---------   ----------     --------     --------

Cost of goods
sold     Contract	          183,543    1,037,944            0            0
         NETMIND            460,514      519,875      206,354      100,276
                          ---------   ----------     --------     --------
                            644,057    1,557,819      206,354      100,276
                          ---------   ----------     --------     --------



Gross margin  Contract      151,289      556,564            0            0
              NETMIND       381,181      186,995      256,305       93,637
                          ---------   ----------     --------     --------
                            532,470      743,559      256,305       93,637
                          ---------   ----------     --------     --------
Expenses net of other
Income                      974,394      595,823      623,826      280,676
                          ---------   ----------     --------     --------
Net income (loss)         $(441,924)    $147,736    $(367,521)   $(187,039)
                          ---------   ----------     --------     --------
Net income (loss) per
Share                        $(0.06)      $ 0.02      $ (0.05)     $ (0.03)
                          ---------   ----------     --------     --------
The Company's US$2.0 million contract with Lockheed Martin materially affected the Company's operating results for the year 2000. Contract revenues declined in the year 2001. The Company continues to pursue further contract business and is positively anticipating its next contract. The Company has signed a Memorandum of Understanding with Lockheed Martin Canada to be one of their partners on the US$2.0 billion Maritime Helicopter program which is now expected to be awarded in 2003. Sales of the Company's NETMIND system continue to improve primarily due to increased marketing activities in New England, Western North America and Atlantic Canada. During 2001, the Company established marketing and distribution opportunities in France, Morocco, Iceland and Thailand.
Gross margins decreased from $743,559 (33%) in the prior year to $532,470 (45%) in the current year. The percentage increase was created by lower component costs and higher gross margins associated with NETMIND sales and by a decrease in the lower margined contract sales volume.
Operating expenses of $974,394 include $236,932 of expenses incurred in developing the contract manufacturing business. The Company is actively pursuing a contract to design the hardware for an anti terrorist surveillance system and several other contract opportunities in the anti terrorism field. The Company has signed Memorandums of Interest with several divisions of Lockheed Martin with respect to the Joint Strike Fighter contract obtained by Lockheed Martin for the United States government. The Company incurred further expenses in developing a strong financing proposal for the development of its underwater wireless communication technology and is optimistic that this proposal will successfully lead to funding of a major product development program. The direct result of decreased contract manufacturing revenues has been the decrease in net income for the year ended December 31, 2001 to a loss of $(441,924) compared to net income of $147,736 for the year ended December 31, 2000.
Cash provided by operations was $201,786 during the year ended December 31, 2000 compared to cash used by operations of $(138,931) during the year ended December 31, 2001. This decrease in cash for the year was due to the Company's investment in the future growth of its contract manufacturing business.
The Company's working capital and capital requirements will depend on numerous factors, including the ability of the Company to increase sales from marketing of the NETMIND system in order to generate sufficient funds to cover the current level of operating expenses. The company further intends to create working capital from the business to be generated pursuant to the Memorandum of Understanding with Lockheed Martin. During the most recent fiscal year the Company paid down its long-term debt by $83,466 and is committed to expend working capital to reduce its long-term debt during the current year. The Company has improved its working capital position by increasing its long-term debt. The availability of sufficient future funds will depend to a significant extent on the obtaining of a manufacturing contract on a timely basis. Accordingly, the Company may be required to issue securities to finance any working capital requirements. There can be no assurance whether or not such future financings will be available on satisfactory terms. At March 31, 2002 and subsequent to December 31, 2001, the Company has issued 883,162 shares of common stock for the receipt of US$228,515.

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

Item 7. Financial Statements
NORTHSTAR ELECTRONICS, INC.
Index to Consolidated Financial Statements
December 31, 2001 and 2000
(U.S. Dollars)

Report of Independent Chartered Accountants
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Changes in Stockholders' Equity (Deficit) Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
NORTHSTAR ELECTRONICS, INC.

We have audited the consolidated balance sheets of Northstar Electronics, Inc. as at December 31, 2001 and 2000 and the consolidated statements of operations, stockholders' equity (deficit) and cash flows for the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of Northstar Electronics, Inc. as at December 31, 2001 and 2000 and the consolidated results of its operations and cash flows for the three years in the period ended December 31, 2001 in accordance with accounting principles generally accepted in the United States of America.

"Pannell Kerr Forster"

Chartered Accountants

Vancouver, Canada
March 27, 2002












































NORTHSTAR ELECTRONICS, INC.
Consolidated Balance Sheets
December 31
(U.S. Dollars)

ASSETS (note 8)                                         2001         2000
                                                        ----         ----
Current
      Cash                                          $  39,699     $125,602
      Receivables (note 4)                            139,453      442,423
      Inventory and work in progress                  107,257      135,536
      Prepaid expenses                                  5,398        2,059
                                                     --------     --------
Total Current Assets                                  291,807      705,620
Property and equipment (note 5)                        91,903       84,199
                                                     --------     --------
Total Assets                                         $383,710     $789,819
                                                     --------     --------
LIABILITIES
Current
   Accounts payable and accrued liabilities (note 6) $325,075     $512,286
   Loans payable (note 7)                               6,778       12,074
   Current portion of long term debt (note 8)         211,208       41,973
                                                     --------     --------
Total Current Liabilities                             543,061      566,333
Long term debt (note 8)                               364,549      403,434
Deferred revenue                                       64,259       73,252
Due to Cabot Management Limited (note 9)               56,249       60,020
Due to Director (note 9)                               24,401       47,489
                                                    ---------    ---------
Total Liabilities                                   1,052,519    1,150,528
                                                    ---------    ---------
CONTINGENCY (note 10) - COMMITMENT (note 11)

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock
  Authorized
       100,000,000 shares of common stock with a par value of $0.0001 each 20,000,000 shares of preferred stock with a par value of $0.0001 each
  Issued and outstanding
       7,942,009 shares of common stock	               794           767
               (7,668,181 - 2000)
Additional paid in capital                         1,146,447     1,015,964
Other comprehensive income                            37,308        33,994
Accumulated deficit                               (1,853,358)   (1,411,434)
                                                   ---------     ---------
Total Stockholders' Equity (Deficit)                (668,809)     (360,709)

Total Liabilities and Stockholders'
Equity (Deficit)                                    $383,710      $789,819
                                                   ---------     ---------
See notes to consolidated financial statements





NORTHSTAR ELECTRONICS, INC.
Consolidated Statements of Operations
Years Ended December 31
(U.S.Dollars)
                                             2001        2000       1999
Sales                                   $1,176,527  $2,301,378   $462,659
Cost of goods sold                         644,057   1,557,819    206,354
                                         ---------   ---------   --------
Gross margin                               532,470     743,559    256,305
                                         ---------   ---------   --------
Expenses
  Salaries, wages and benefits             330,316     147,356    145,649
  Professional and consulting fees          87,523     144,385    102,187
  Marketing                                139,758      86,674     20,037
  Rent                                      78,423      65,608     26,804
  Business development                      76,147           0          0
  Office                                    38,092      49,382     29,031
  Interest on long term debt                32,065      33,356     30,194
  Travel                                    27,563      25,938     12,705
  Interest and bank charges                  4,228      16,480      6,526
  Research and development                  45,710      15,298     46,430
  Telephone, light and heat                 26,067       9,001      8,394
  Miscellaneous                             13,818      11,046      8,989
  Bad debts                                      0         338     90,281
  Contract manufacturing                         0           0     23,638
  Stock based compensation expense          42,900           0          0
  Uncompensated services                         0           0     30,000
  Commissions                                    0           0     46,300
  Depreciation and amortization             31,784      10,433      5,681
                                         ---------   ---------   --------
                                           974,394     615,295    632,846
                                         ---------   ---------   --------
Income (loss) before other income         (441,924)    128,264   (376,541)
Other income                                     0      19,472      9,020
                                         ---------   ---------   --------
Income (loss) before income taxes         (441,924)    147,736   (367,521)
                                         ---------   ---------   --------
Income tax provision - current                   0      66,000          0
Reduction of current taxes as a result of
loss application                                 0     (66,000)         0
                                         ---------   ---------   --------
                                                 0           0          0
                                         ---------   ---------   --------
Net income (loss)                         (441,924)    147,736   (367,521)
Other comprehensive income (loss)            3,314      20,440    (40,375)
                                         ---------   ---------   --------
Total comprehensive income (loss)        $(438,610)   $168,176  $(407,896)
                                         ---------   ---------   --------
Basic and diluted
Net income (loss) per share                 $(0.06)      $0.02     $(0.05)
Shares used in:
Basic per share computation              7,820,940   7,616,548   7,146,813
Diluted per share computation            8,772,047   8,446,586   7,146,813

See notes to consolidated financial statements


NORTHSTAR ELECTRONICS, INC.
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
Years Ended December 31
(U.S. Dollars)
                                                 Other
                              Additional Stock   Compre-   Accumu-   Total
                              Paid in    Subscr- hensive   lated     Stockholder
              Shares  Amount  Capital    iptions Income    Deficit   Equity
              ------  ------  ---------- ------- -------   --------- -----------

Balance,
December 31,
1998         2,140,000 $ 214   $ 414,755 $    -  $53,929 $(1,191,649) $(722,751)
Shares issued January, 1999
on acquisition of subsidiary
(note 1)     4,901,481   490           -      -        -           -        490
Liabilities in excess of
identifiable assets
(note 1)             -     -     (35,428)     -        -           -    (35,428)
Issuance of common stock
for cash       563,000    56     562,944      -        -           -    563,000
Stock
subscriptions
received             -     -           - 10,000        -           -     10,000
Value of director's uncompensated
Services             -     -      30,000      -        -           -     30,000
Other
comprehensive loss   -     -           -      -  (40,375)          -    (40,375)
Net loss             -     -           -      -        -    (367,521)  (367,521)
--------------------------------------------------------------------------------
Balance,
December 31,
1999         7,604,481   760     972,271 10,000   13,554  (1,559,170)  (562,585)
Net income           -     -           -      -        -     147,736    147,736
Other
comprehensive income -     -           -      -   20,440           -     20,440
Issuance of common stock
for cash        13,700     2      13,698      -        -           -     13,700
Issuance of common stock
for services    40,000     4      19,996      -        -           -     20,000
Issuance of common stock
for previous
subscriptions   10,000     1       9,999 10,000)       -           -          -
                ------  ----     ------- -------  -------    --------   --------
Balance,
December 31,
2000         7,668,181   767   1,015,964      -   33,994   (1,411,434) (360,709)

Issuance of common stock
for services   273,828    27      87,583      -        -            -    87,610

Value of uncompensated
Services             -     -      42,900      -        -            -    42,900

Other comprehensive
Income               -     -           -      -    3,314            -     3,314

Net loss             -     -           -      -        -     (441,924) (441,924)
                ------  ----     ------- ------  --------    ---------  --------
Balance,
December 31,
2001         7,942,009 $ 794  $1,146,447   $  -  $37,308  $(1,853,358)$(668,809)
             --------- -----   --------- ------  --------  ----------  ---------
See notes to consolidated financial statements


















































NORTHSTAR ELECTRONICS, INC.
Consolidated Statements of Cash Flows
Ended December 31
(U.S.Dollars)
                                             2001        2000       1999
Operating Activities
   Net income (loss)                    $(441,924)   $147,736  $(367,521)
   Adjustments to reconcile net income (loss) to net
     Cash provided by (used by) operating activities:
       Depreciation and amortization       31,784      10,433      5,681
       Stock based and uncompensated
         Services                          42,900           0     30,000
       Services paid with common stock     87,610      20,000          0
   Changes in operating assets and liabilities
       Receivables                        302,970    (336,814)    (8,705)
       Prepaid expenses                    (3,339)      4,290     (4,820)
       Inventory and work in progress      28,279     (55,598)   (42,001)
       Accounts payable and accrued
         Liabilities                     (187,211)    411,739    (72,680)
                                         ---------   ---------   --------
Net cash provided by (used by)
operating activities                     (138,931)    201,786   (460,046)
                                         ---------   ---------   --------
Investing Activity
       Acquisition of property and
         Equipment                        (24,080)    (67,886)   (15,222)
                                         ---------   ---------   --------
Financing Activities
       Issuance of common stock for cash        0      13,700    563,000
       Proceeds from long term debt       189,415      52,029     78,850
       Repayment of long term debt        (83,466)    (78,760)         0
       Repayment to Cabot Management
         Limited                           (3,771)    (14,580)   (15,623)
       Advances from (repayment to)
         Director                         (23,088)    (37,359)     6,344
       Stock subscriptions received             0           0     10,000
       Proceeds from (repayment of)
         loans payable                     (5,296)     (3,222)   (88,281)
                                         ---------   ---------   --------
Net cash (used by) provided by
financing activities                       73,794     (68,192)   554,290
                                         ---------   ---------   --------
Effect of foreign currency translation
on cash                                     3,314      20,440    (40,375)
                                         ---------   ---------   --------
Inflow (outflow) of cash                  (85,903)     86,148     38,647
Cash, beginning of year                   125,602      39,454        807
                                         ---------   ---------   --------
Cash, end of year                         $39,699    $125,602    $39,454
                                         ---------   ---------   --------
Supplemental information
      Interest paid                       $32,065     $45,196    $36,720
      Non-cash investing and financing activities:
          Shares issued for acquisition
          of subsidiary                        $0          $0       $490

See notes to consolidated financial statements
NORTHSTAR ELECTRONICS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(U.S. Dollars)

1. ORGANIZATION AND BASIS OF PRESENTATION

These financial statements include the accounts of Northstar Electronics, Inc. ("the Company") and its wholly owned subsidiaries Northstar Technical Inc. ("NTI") and Northstar Network Ltd. ("NNL"). All inter company balances and transactions are eliminated. The parent company was incorporated May 11, 1998 in the State of Delaware and had no operations other than organizational activities prior to the January 1999 merger described below. The Company's business activities are conducted principally in Canada and the financial statements are prepared in accordance with accounting principles generally accepted in the United States of America with all figures translated into United States dollars for reporting purposes.

On January 26, 1999 the Company completed the acquisition of 100% of the shares of Northstar Technical Inc. NTI develops, produces and sells an undersea wireless communications system and manufactures, under contract, defense and aerospace electronic systems. The merger was effected through the issuance of 4,901,481 shares of treasury stock by the Company with the former shareholders of the subsidiary receiving a majority of the total shares then issued and outstanding. The transaction has been accounted for as a reverse take over resulting in the consolidated financial statements including the results of operations of the acquired subsidiary prior to the merger.

As a result of the reverse takeover described above the liabilities of the accounting acquiree in excess of its identifiable assets was treated as a recapitalization and charged to additional paid in capital.

2. SIGNIFICANT ACCOUNTING POLICIES

(a) Revenue recognition
Revenue from the sales of the NETMIND system are recognized on an accrual basis based on agreed terms with the customers. Sales are recorded when the systems are delivered and the customer is invoiced at the agreed terms. Contract manufacturing sales are recorded as each contracted unit is delivered to the contracting customer.
(b) Inventory and work in progress
Inventory and work in progress are valued at the lower of average cost and net realizable value.
(c) Property and equipment
Property and equipment are recorded at cost less any government assistance and are being amortized over their estimated useful lives or term of lease, whichever is shorter, using the rates and methods set out below:
      Computer equipment            20% declining balance
      Computer software             30% declining balance
      Furniture and equipment       20% declining balance
      Manufacturing equipment       20% declining balance
      Leasehold improvements        20% straight line
(d) Research and development
Research and development costs are expensed to operations as incurred.



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

                                Income(Loss)       Shares       Per Share
                                Numerator          Denominator  Amount
--------------------------------------------------------------------------
Year ended December 31, 1999
  Basic and diluted net loss     $(367,521)         7,146,813     $(0.05)
--------------------------------------------------------------------------
Year ended December 31, 2000
  Basic net income                $147,736          7,616,548      $0.02
Effect of dilutive securities:
  Stock options outstanding                           830,038
--------------------------------------------------------------------------
Diluted net income                $147,736          8,446,586      $0.02
--------------------------------------------------------------------------
Year ended December 31, 2001
  Basic net loss                  $441,924          7,820,940     $(0.06)
--------------------------------------------------------------------------




(j) Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and would impact future results of operations and cash flows.
(k) Financial instruments
The Company's financial instruments consist of cash, receivables, accounts payable and accrued liabilities, loans payable, long-term debt, due to Cabot Management Limited and due to director. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value.
(l) Recent accounting pronouncements
(i) In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition", which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The Company believes the adoption of SAB 101 does not have a material impact on the Company's financial position and results of operations.

(ii) In March 2000 the Financial Accounting Standards Board ("FASB") issued "Interpretation #44, Accounting for Certain Transactions Involving Stock Compensation". Among other issues, this interpretation clarifies:
(a) The definition of employee for purposes of applying APB Opinion No.
      25.
(b) The criteria for determining whether a plan qualifies as a non compensatory plan.
(c) The accounting consequence of various modifications of the terms of a previously fixed stock option award, and
(d) The accounting for an exchange of stock compensation awards in a business combination.

In relation to (c) the interpretation states, "if the exercise price of a fixed stock option award is reduced, the award shall be accounted for as a variable from the date of the modification to the date the award is exercised, is forfeited, or expired unexercised, the exercise price of an option award has been reduced if the fair value of the consideration required to be remitted pursuant to the award's original terms". There is no impact on the Company for fiscal 2001.

(v) In September 2000, the EITF reached a final consensus on EITF Issue
00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. Adoption of this consensus did not change the Company's existing accounting policies or disclosures.







3. ECONOMIC DEPENDENCE

During the year 2001 one customer accounted for 28% of the Company's sales. The Company has no further contracts in place with this customer at this time although additional orders are anticipated from this customer.

4. RECEIVABLES
                                                      2001        2000
                                                    -------     -------
Trade receivables, net of allowance of $0          $ 55,117    $433,837
Government assistance                                67,333       5,170
Investment tax credits                               17,003       3,416
                                                    -------     -------
                                                   $139,453    $442,423
                                                    -------     -------
5. PROPERTY AND EQUIPMENT
                                                Accumulated
                                                Depreciation
                                                And			2001
                                 Cost           Amortization      Net
                                ------          ------------     ------
Computer equipment            $ 19,441          $  4,745       $ 14,696
Computer software               55,902            19,490         36,412
Furniture and equipment         39,846            14,990         24,856
Manufacturing equipment         18,310             4,550         13,760
Leasehold improvements          30,461            28,282          2,179
                                ------          ------------     ------
                              $163,960           $72,057       $ 91,903
                                ------          ------------     ------

                                                Accumulated
                                                Depreciation
                                                And               2000
                                Cost            Amortization      Net
                               ------           ------------     ------
Computer equipment             $7,520           $  3,426        $ 4,094
Computer software              55,902              8,104         47,798
Furniture and equipment        31,992             16,900         15,092
Manufacturing equipment        17,890              1,577         16,313
Leaseholds improvements        11,168             10,266            902
                               ------           ------------     ------
                             $124,472            $40,273        $84,199
                               ------           ------------     ------

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
2001 2000
                                                      --------  --------
   Trade payables                                    $324,551  $390,360
   Payroll and other accrued liabilities                7,302   121,926
                                                      --------  --------
                                                     $331,853  $512,286
                                                      --------  --------





7. LOANS PAYABLE
2001 2000
                                                      --------  --------
   10% loan payable to Enterprise Newfoundland and
   Labrador in monthly interest payments, due on
   Demand                                             $6,778    $10,193

   Loan payable to Barbara Yaffe, secured by personal
   Guarantee of a director                                 0      1,881
                                                      --------  --------
                                                      $6,778    $12,074

8. LONG TERM DEBT
                                                        2001      2000
                                                      --------  --------
Pathfinder Enterprises Inc. 10% loan with monthly
interest payments only, due July 5, 2002, secured by
a floating charge debenture ($240,000 Cdn)            $153,846  $160,053
Atlantic Canada Opportunities Agency
  Interest free loan with monthly principal
     repayments of $3,256 Cdn each commencing
     June 01, 2001 ($195,331 Cdn)                      107,837   130,264
  12% loan with monthly principal repayments of
     $1,786 Cdn each ($96,438 Cdn)                      60,274    78,594
  Interest free loan repayable in 72 monthly consecutive
     installments of $3,119 Cdn commencing July 1, 2001. Secured by postponements on Cabot Management Limited's loan and director's
     loan ($205,831 Cdn)                               128,644   149,748
  Interest free unsecured loan repayable commencing
     April, 2004 in monthly payments of
     $5,938 Cdn  ($309,216 Cdn)                        189,415         0
                                                      --------  --------
                                                       640,016   518,659
     Current portion                                   211,208    41,973
                                                      --------  --------
                                                       428,808   476,686
     Discount on interest free loans payable           (64,259)  (73,252)
                                                      --------  --------
                                                      $364,549  $403,434
Pathfinder Enterprises Inc. ("PEI") has agreed to release its debenture in exchange for an equal amount of 10% redeemable, retractable, cumulative, nonvoting, participating Class B preference shares of NTI upon receipt of confirmation that NTI has achieved three consecutive profitable months. PEI also has the irrevocable option until December 31, 2002 to purchase Class B preference shares in NTI at $1.00 per share.

Payments of principal due in the next five years are as follows:
          2002                $211,208
          2003                $58,354
          2004                $91,755
          2005                $102,889
          2006                $96,192




9. RELATED PARTY TRANSACTIONS

(i) Amount due to Cabot Management Limited (Cabot), an associated company related by a common shareholder and director, bears no interest and has no set terms of repayment.
(ii) Amount due to director bears no interest and has no set terms of repayment.
(iii) During the year, compensation paid to directors and officers amounted to $32,692
(2000 - $20,197).

10. CONTINGENT LIABILITY

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

11. COMMITMENT

The Company is committed to minimum rental payments of $77,000 per year for the next two years for office space and for operations facilities.

12. STOCK OPTIONS

As at December 31, 2001, the stock options granted to directors, employees and others are outstanding as follows:
                                    Exercise     Number of Options
Expiry Date                         Price        2001      2002
-----------                         --------     ----      ----
February 12, 2004                   $0.50        250,000   250,000
February 12, 2009                   $0.50        540,000   540,000
October 12, 2009                    $0.50         25,000    25,000
December 15, 2010                   $0.50        344,000   344,000
October 26, 2003                    $0.60        160,000
March 31, 2006                      $0.0001       41,667
April 24, 2006                      $0.50         25,000
May 25, 2006                        $0.0001       36,456
September 17, 2006                  $0.50         50,000
January 26, 2001                    $0.50         75,000
                                                 -------   -------
                                               1,547,123 1,159,000

The Company has elected to follow APB 25, 'Accounting for Stock Issued to Employees' and related interpretations in accounting for its stock options. The exercise prices of all the stock options are normally at or above the market price of the underlying stock on the date of grant, therefore, compensation expense recorded under the intrinsic value method totaled $37,700. Had compensation expense been determined on the basis of the estimated fair values of the options granted in accordance with SFAS
No. 123 'Accounting for Stock Based Compensation' for employees, net loss under this method would have been increased by $30,240 or $0.00 per share in 2001 and net income in 2000 would have decreased by $120,700 or $0.02 per share. The fair value of common share options granted to non employees is $5,200. The fair value of common share options granted is estimated as at the grant date using the Black-Scholes option pricing model, using the following weighted average assumptions:
            Dividend yield          0%       Risk free interest rate       4%
            Expected life           5 years  Expected volatility           45%
Weighted average options outstanding            1,240,560
Weighted average exercise price of options      $0.49

13. INCOME TAXES

The Canadian subsidiary NTI has operating losses which may be carried forward to apply against future year's Canadian taxable income. The tax effect has not been recorded in these consolidated financial statements. These losses expire as follows:
            Available to                             Amount
            2002                                $   109,000
            2003                                    245,000
2004 344,000
2006                                   180,000
2009 123,000
-------
                                                 $1,001,000
                                                 ----------

The components of future income tax assets are as follows:
2001 2000
----        ----
    Future income tax assets
      Non capital loss carry forwards  $1,320,000    $878,000
      Appropriate tax rate              45%           45%
                                        ---------     -------
                                          594,000     395,100
      Less: valuation allowance          (594,000)   (395,100)
                                        ---------     -------
                                               $0          $0
                                        ---------     -------

14. SUBSEQUENT EVENT

Subsequent to December 31, 2001 the Company issued 883,162 shares of Common stock for cash of $228,515


Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
        There are no reportable disagreements on accounting or financial disclosure issues

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

        Name of Director                  Age      Office
        ----------------                  ---      ------
        Wilson Russell, PhD               56       President and Principal
                                                   Financial Officer
        Mr. Frank Power                   58       Director

Item 10. Executive compensation
During the year the Company paid $32,692 (2000 - $20,197) to Wilson Russell for his services.

Item 11. Security Ownership of Certain Beneficial Owners and Management
Class	      Name and Address        Number of Shares 	Percentage of Shares(1)
Common      Frank Power                  990,000           12.47%
            998 Riverside Drive
            Port Coquitlam, B.C.
            Canada    V3B 7Y4
Common      Wilson Russell               964,883           12.15%
            4742 Collingwood Street
            Vancouver, B.C.
            Canada    V6S 2B4
Common      Ladner Enterprises Ltd(2)    477,900            6.02%
            60 Market Square
            P.O. Box 364, Belize City
            Belize, C.A.
Common      Dr. Michel Ghanadian         400,000            5.04%
            CH. Didotai 10
            1223 Cologny, Switzerland
Common      Monaco Ventures Ltd.(2)    1,000,000           12.59%
            60 Market Square
            P.O. Box 364, Belize City
            Belize, C.A.
Common      London Enterprises Ltd.(2)   700,000            8.81%
            60 Market Square
            P.O. Box 364, Belize City
            Belize, C.A.
Common      All officers and directors
            as a group                 1,954,883           24.61%

(1) Based on 7,942,009 shares of common stock issued and outstanding December 31, 2001
(2) The beneficial owners of Ladner Enterprises Ltd., Monaco Ventures Ltd. and London Enterprises Ltd. are:
LADNER-Mr. Sean Isles, Leslie Lewis Building, Mount Tout, Grand
Anse, St. George's W.I.
MONACO-Ms. Brenda McKay, Suite 71, Grand Anse, St. George's W.I.
LONDON-Ms. Michele Grey, 269 Morne Rouge Road, Grand Anse, St.
George's W.I.

Item 12. Certain Relationships and Related Transactions
	No change since previous filing

PART IV

Item 13. Exhibits and Reports on Form 8-K
     No change in exhibits since previous filing
        No Form 8K was filed during the fourth quarter of 2001






SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(Registrant)                               Northstar Electronics, Inc.


                                           /S/ WILSON RUSSELL
By (Signature and Title)                   Wilson Russell, PhD
                                           President
                                           Principal Financial Officer
Date March 26, 2002

                                           /S/ FRANK POWER
By (Signature and Title)                   Frank Power
                                           Director
Date March 26, 2002

                                           /S/ DAVID BUTTLE
By (Signature and Title)                   David Buttle, PhD
                                           Director
Date March 26, 2002                        Appointed March, 2002