Form 10QSB
period 2002-03-31
NORTHSTAR ELECTRONICS INC
filed 2002-05-15
CIK 1082027

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
     AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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



















PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NORTHSTAR ELECTRONICS, INC.

Consolidated Financial Statements
Three Months Ended March 31, 2002
U.S. Dollars
Unaudited
Prepared by management


Consolidated Balance Sheets at March 31, 2002 and at December 31, 2001

Consolidated Statements of Operations for the Three Months Ended March 31, 2002

Consolidated Statements of Changes in Stockholders' Equity for the Three Months Ended March 31,2002

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002

Notes to Consolidated Financial Statements


































NORTHSTAR ELECTRONICS, INC.
Consolidated Balance Sheets
Unaudited
U.S. Dollars
                                                   March 31      December 31
ASSETS                                                 2002             2001
                                                -----------      -----------
Current
      Cash                                        $  69,994        $  39,699
      Receivables                                    97,978          139,453
      Inventory and work in progress                158,706          107,257
      Prepaid expenses                                5,417            5,398
                                                -----------      -----------
Total Current Assets                                332,095          291,807
Property and Equipment                               89,708           91,903
                                                -----------      -----------
Total Assets                                       $421,803         $383,710
                                                -----------      -----------
LIABILITIES
Current
      Accounts payable and accrued liabilities     $284,032         $325,075
      Loans payable                                       -            6,778
      Current portion of long term debt             215,000          211,208
                                                -----------      -----------
Total Current Liabilities                           499,032          543,061
Long term debt                                      451,862          428,808
Due to Cabot Management Limited                      57,325           56,249
Due to Director                                      37,735           24,401
                                                -----------      -----------
Total Liabilities                                 1,045,954        1,052,519
                                                -----------      -----------
STOCKHOLDERS' EQUITY
Common Stock
      Authorized
        100,000,000 shares of common stock with a par value of $0.0001 each
         20,000,000 shares of preferred stock with a par value of $0.0001 each Issued and outstanding
               8,919,872 shares of common stock
                    (7,942,009 December 31,2001)        892              794
Additional paid in capital                        1,469,820        1,146,447
Other comprehensive income                           26,274           37,308
Deficit                                          (2,121,137)      (1,853,358)
                                                -----------      -----------
Total Stockholders' Equity (Deficit)               (624,151)        (668,809)
                                                -----------      -----------
Total Liabilities and Stockholders' Equity         $421,803         $383,710











NORTHSTAR ELECTRONICS, INC.
Consolidated Statements of Operations
Three Months Ended March 31
Unaudited
U.S.Dollars

                                                       Three Months
                                            2002           2001          2000
                                         ---------       --------      --------
Sales                                     $197,252       $353,036      $155,414
Cost of goods sold                         110,788        107,926        73,809
                                         ---------       --------      --------
Gross margin                                86,464        245,110        81,605
Other income                                 6,160          1,602         1,013
                                         ---------       --------      --------
                                            92,624        246,712        82,618
                                         ---------       --------      --------
Expenses
      Salaries                             114,637         64,900        76,203
      Financial consulting                  93,288              -             -
      Management services                   28,603              -             -
      Professional fees                     19,819         51,286        22,940
      Value of Director's
           uncompensated services                -         23,250         7,500
      Advertising and marketing             14,013         18,226         3,521
      Rent                                  23,759         17,552        10,213
      Investor relations                    13,716              -             -
      Research and development                   -         15,607             -
      Office                                11,038         11,298        10,724
      Travel and business development        9,350          8,991         2,026
      Interest on debt                       9,570          7,067         5,517
      Telephone and utilities                8,400          4,648         2,355
      Proposal development costs             7,012              -             -
      Repairs and maintenance                4,032
      Amortization                           1,840          1,596           926
      Bank charges and interest              1,056            146         2,924
      Transfer agent                           270              -             -
                                         ---------       --------      --------
                                           360,403        224,567       144,849
                                         ---------       --------      --------
Net income (loss) for period             $(267,779)       $22,145      $(62,231)
                                         ---------       --------      --------
Net income (loss) per share                 $(0.03)         $0.00        $(0.01)

Weighted average number of
shares outstanding                       8,267,963      7,681,737     7,604,481











NORTHSTAR ELECTRONICS, INC.
Consolidated Statement of Changes in Stockholders' Equity
Three Months Ended March 31, 2002
Unaudited
U.S. Dollars
                                             Other
                                Additional   Compre-    Accumu- Total
                                   Paid in   hensive    lated   Stockholder
                 Shares   Amount   Capital   Income     Deficit Equity (Deficit)
--------------------------------------------------------------------------------
Balance
December 31,
2001          7,942,009    $794 $1,146,447  $37,308  $(1,853,358)   $(668,809)

Net loss
for
three months          -       -          -        -     (267,779)    (267,779)

Other
comprehensive
(debits)              -       -          -  (11,034)           -      (11,034)

Value of
uncompensated
services              -       -          -        -            -            -

Issuance of
common stock
for cash        855,363      86    286,025        -            -      286,111

Issuance of
common stock
for services    122,500      12     37,348        -            -       37,360
--------------------------------------------------------------------------------
Balance
March 31,
2002          8,919,872    $892 $1,469,820  $26,274  $(2,121,137)   $(624,151)
-------------------------------------------------------------------------------



















NORTHSTAR ELECTRONICS, INC.
Consolidated Statement of Cash Flows
Three Months Ended March 31, 2002
Unaudited
U.S.Dollars
                                                       March 31
                                           2002           2001            2000
                                          ----           ----            ----
Operating Activities
      Net income (loss)              $(267,779)       $22,145        $(62,231)
	Adjustments to reconcile net
       income (loss) to net cash
       used by operating activities
            Amortization                 1,840          1,596             926
            Issuance of common stock
             for services               37,360         48,022               0
            Uncompensated services           -         23,250           7,500
      Changes in operating assets
        and liabilities                (22,022)       (52,865)          4,680
                                       --------       --------        --------
Net cash provided by (used by)
 operating activities                 (250,601)        42,148         (49,125)
                                       --------       --------        --------
Investing Activity
      (Acquisition) disposal of
        property and equipment             355         (7,420)              -
      Acquisition of transducer
        Technology                     (32,000)             -               -
                                       --------       --------        --------
                                       (31,645)        (7,420)              -
                                       --------       --------        --------
Financing Activities
      Issuance of common shares
        for cash                       286,111              -               -
      Increase (repayment) of
        long term debt                  23,054        (39,790)        (14,006)
      Due to Cabot Management
        Limited                          1,076         (4,220)         (8,650)
      Advances from (repayment to)
        Director                        13,334        (18,887)         36,720
                                       --------       --------        --------
Net cash (used by) provided by
  financing activities                 323,575        (62,897)         14,064
                                       --------       --------        --------
Effect of foreign currency
  translation on cash                  (11,034)        18,897          12,627
                                       --------       --------        --------
Inflow (outflow) of cash                30,295         (9,272)        (22,434)
Cash, beginning of period               39,699        125,602          39,454
                                       --------       --------        --------
Cash, end of period                    $69,994       $116,330         $17,020
                                       --------       --------        --------
Supplemental information
      Interest paid                     $9,570         $7,067          $5,517
      Shares issued for services       $37,360        $48,022              $0
     Corporate income taxes paid            $0             $0              $0

NORTHSTAR ELECTRONICS, INC.
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2002
Unaudited
U.S. Dollars

1. ORGANIZATION AND BASIS OF PRESENTATION
These financial statements include the accounts of Northstar Electronics, Inc. ("the Company") and its wholly owned subsidiaries Northstar Technical Inc. ("NTI") and Northstar Network Ltd. ("NN"). All inter company balances and transactions are eliminated. The Company was incorporated May 11, 1998 in the State of Delaware and had no operations other than organizational activities prior to the January 1999 merger with NTI described below. The Company's business activities are conducted principally in Canada but these financial statements are prepared in accordance with accounting principles generally accepted in the United States with all figures translated into United States dollars for reporting purposes.

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

These unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information, are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's December 31, 2001 Form 10-KSB.

In the opinion of the Company's management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at March 31, 2002 and the consolidated results of operations and the consolidated statement of cash flows for the three months then ended. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

2. COMMON STOCK
During the three months ended March 31, 2002, the following shares of common stock were issued:
      For services                            122,500
      For cash                                855,363
                                             --------
                                              977,863
The above common shares issued for services received represent fair value at the market value of those services.





Item 2. Management's Discussion and Analysis or Plan of Operation.
The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements for the three month periods ended March 31, 2002 and March 31, 2001 prepared by management and the audited consolidated financial statements for the twelve months ended December 31, 2001 as presented in the Form 10KSB.

Although the Company has experienced a net loss this quarter, it has expended considerable effort in developing new business in new markets for NETMIND and for new design and contract manufacturing work in an effort to materially benefit the future business of the Company.

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

The Company's Services
The Company is a Multiple Applications wireless technology developer, a defense electronics manufacturer and a defense systems integrator.

The Company's operations currently are those of its wholly owned subsidiaries Northstar Technical Inc. (NTI) and Northstar Network Ltd (NN) and it is in this context that the company's services are described.

We have three main activities: underwater wireless communications, electronic contract manufacturing and system integration.

Underwater Wireless Communications
In the communications area, our first product is the NETMIND system for the commercial fishing industry which utilizes our advanced sonar and underwater wireless technology.

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

Electronic Contract Manufacturing
In the fall of 1999 we signed a contract with Lockheed Martin, Manassas, Virginia to fabricate and test control consoles for Navy submarines. This contract was successfully completed in early 2001 and a follow-on contract was received from Lockheed Martin which was completed in the fall of 2001. We expect to continue to expand our electronic contract manufacturing business with our current customers, as well as with future customers in the offshore oil and gas, transportation and communication industries.

System Integration
The Company has created a novel approach to securing and executing large defense contracts by bringing together affiliate companies. The overall capability, which is substantial, is presented to the prime contractors. To date, a memorandum of understanding has been signed with Lockheed Martin Canada to jointly pursue the $2.0billion Maritime Helicopter Project.

Subsequent Events
Subsequent to March 31, 2002 the Company issued 672,548 shares of common stock for cash of $215,000.

Results of Operations
Comparison of the three months ended March 31, 2002 with the three months ended March 31, 2001.

Revenue for the three month period ended March 31, 2002 was $197,000 compared to $353,036 of revenue recorded during the same period of the prior year. This comparative decrease is the result of the completion of one of the Lockheed Martin contracts in early 2001. Gross profits decreased from $245,110 (69%) in the prior period to $86,464 (44%) in the current period. The decrease was due to the fact that the costs associated with the final phase of the console contract were lower than the costs to produce NETMIND systems. Therefore, in the absence of a console contract in the first quarter of 2002, the gross profit percentage is lower than the prior year's first quarter. The Company continues to negotiate for subsequent material contracts with Lockheed Martin and others.

The net loss for the three month period ended March 31, 2002 was $(267,779) compared to net income of $22,145 for the three months ended March 31, 2001. Over this past quarter, the Company has invested considerable resources in seeking out additional and future contract manufacturing opportunities and is confident that the efforts will return positive results to the Company over the ensuing months and years.

During the quarter the Company expended $42,000 on the development of its Network business concept. To date, Network has generated no revenues. Network continues to pursue the $2.0 B Maritime Helicopter Project as one of Lockheed Martin Canada's partners. This contract should be awarded in 2003. Network is also actively attempting to secure a first contract on the Joint Strike Fighter program in the United States, having already signed Memoranda of Interest with Lockheed Martin and four of its partner companies. A large thrust of Network recently has been in the anti-terrorism field. Specifically, Network is working towards projects that utilize its world class sonar and marine engineering expertise.

A highly significant event for the Company in this quarter was the acquisition of specialized sonar and transducer technology used in the NETMIND system. Northstar is now producing its own sonar transducers at a lower cost to the Company than when they were purchased outside of the Company. This new capability shortens the time it takes to develop enhancements to Company products or new sensors and will positively affect future gross margins. This new technology will also allow the Company to expand its acoustic capabilities into military and anti terrorist applications. We are actively pursuing contracts in these areas and we expect to see results later this year.


During the quarter the Company increased expenditures on the marketing and advertising of its NETMIND system and expanded awareness of the NETMIND system through trade shows and a growing distribution network including Ireland and the Scandinavian countries. The new Bottom Contact Sensor was well received by our fishing industry customers and by government researchers.

The Company continued on its research and development program towards extending its underwater wireless communication technology into additional applications and expended further effort in developing proposals for financing of a major product development program.

Comparison of Financial Position at March 31, 2002 with March 31, 2001
The Company's reduced its working capital deficit at March 31, 2002 to $(166,937) with current liabilities of $499,032 in excess of current assets of $332,095. At December 31, 2001 the Company had a working capital deficit of $251,254.

Liquidity and Capital Resources
The Company has increased its Shareholder's Deficit as a result of its efforts to expand its current markets and to secure future contract work. During the quarter the Company issued 855,363 shares of common stock for cash of $286,111 pursuant to a Regulation S offering. Subsequent to March 31, 2002 the Company received $215,000 for a total of $501,111 pursuant to that same offering.

Subsequent to March 31, 2002 the Company released a private placement unit offering pursuant to Regulations D and S for up to 700,000 units at $0.35 per unit. Each unit consists of one common share plus two warrants: one A warrant exercisable at $0.50 to acquire one common share and a B warrant exercisable at $0.75 to acquire one share.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
No change since previous filing.

Item 2. Changes in Securities.
Options Granted         Date              Exercise Price        Expiry Date
---------------         ----              --------------        -----------
None                    -                 -                     -
Common Stock Issued     Date              Consideration
-------------------     ----              -------------
21,759                  January 31,2002   $7,949
169,982                 February 20,2002  $50,995
16,722                  February 28,2002  $5,017
2,930                   March 01,2002     $796
415,622                 March 05,2002     $124,687
56,468                  March 12,2002     $16,940
123,200                 March 19,2002     $36,960
18,306                  March 21,2002     $5,492
151,274                 March 26,2002     $46,032

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

May 11, 2002                   Northstar Electronics, Inc.
                               (Registrant)

                               By: /s/ Wilson Russell
Dr. Wilson Russell, PhD
                               President
                               Principal Financial Officer