Form 10QSB
period 2002-06-30
NORTHSTAR ELECTRONICS INC
filed 2002-08-15
CIK 1082027

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
     AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from   n/a    to   n/a

333-90031
Commission file number

Northstar Electronics, Inc.
Exact name of small business issuer as specified in its charter

Delaware
State or other jurisdiction of organization
#33-0803434
IRS Employee Identification No.

Suite # 1455 - 409 Granville Street,
Vancouver, British Columbia,
Canada V6C 1T2
Address of principal executive offices

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





























PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHSTAR ELECTRONICS, INC.
Consolidated Financial Statements
Six Months Ended June 30, 2002
U.S. Dollars
Unaudited
Prepared by management

Consolidated Balance Sheets at June 30, 2002 and at December 31, 2001 Consolidated Statements of Operations for the Three and Six Month Periods Ended June 30, 2002
Consolidated Statements of Changes in Stockholders' Equity for the Six Months Ended June 30, 2002
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 Notes to Consolidated Financial Statements


PART II - OTHER INFORMATION

Item 1.           Legal Proceedings
Item 2.           Changes in Securities
Item 3.           Defaults Upon Senior Securities
Item 4.           Submission of Matters to a Vote of Security Holders
Item 5.           Other Information
Item 6.           Exhibits and Reports on Form 8K

SIGNATURES.




































NORTHSTAR ELECTRONICS, INC.
Consolidated Balance Sheets
Unaudited
U.S. Dollars
                                                         June 30   December 31
ASSETS                                                      2002          2001
Current
      Cash                                               $31,824      $ 39,699
      Receivables                                         55,211       139,453
      Inventory and work in progress                     184,858       107,257
      Prepaid expenses                                    10,837         5,398

Total Current Assets                                     282,730       291,807
Property and Equipment                                    90,245        91,903

Total Assets                                            $372,975      $383,710

LIABILITIES
Current
      Accounts payable and accrued liabilities          $270,117      $325,075
      Loans payable                                            -         6,778
      Current portion of long term debt                  215,000       211,208

Total Current Liabilities                                485,117       543,061
Long Term Debt                                           440,442       428,808
Due to Cabot Management Limited                           59,211        56,249
Due to Director                                           26,093        24,401

Total Liabilities                                      1,010,863     1,052,519

STOCKHOLDERS' EQUITY
Common Stock
       Authorized
            100,000,000 shares of common stock with a par
                        value of $0.0001 each
             20,000,000 shares of preferred stock with a par
                        value of $0.0001 each
       Issued and outstanding
              10,108,102 shares of common stock            1,010           794
                (7,942,009 December 31, 2001)
Additional Paid in Capital                             1,583,819     1,146,447
Other Comprehensive Income                                16,618        37,308
Deficit                                               (2,239,335)   (1,853,358)

Total Stockholders' Equity (Deficit)                    (637,888)     (668,809)

Total Liabilities and Stockholders' Equity              $372,975      $383,710






















NORTHSTAR ELECTRONICS, INC.
Consolidated Statements of Operations
Three Months and Six Months Ended June 30
Unaudited
U.S. Dollars

                                            Three Months             Six Months
                                         2002       2001        2002       2001

Sales                                $167,526   $201,933    $364,778   $554,969
Cost of goods sold                     97,352     44,951     298,140    130,054

Gross margin                           70,174    156,982     156,638    424,915
Other income                           (6,062)    13,113          98     14,715
                                       64,112    170,095     156,736    439,630

Expenses
      Salaries                        126,868    131,264     220,025    236,522
      Consulting                       25,920          0      54,523          0
      Professional fees                (6,533)    36,590      13,286     87,876
      Value of Director's
       uncompensated services               0     14,450           0     37,700
      Advertising and marketing        21,535     10,729      35,548     28,955
      Rent                             20,154     16,759      40,123     34,311
      Research and development         35,035     39,940      63,700     55,547
      Investor relations               19,651          0      33,367          0
      Office and administration        11,705     15,057      21,749     26,501
      Travel and business development   2,593     15,681      11,943     24,672
      Interest on debt                 10,302      9,208      19,872     16,275
      Telephone and utilities           7,198      5,738      14,253     10,386
      Amortization                        921      1,363       2,761      2,959
      Proposal development costs            8          0       7,020          0
      Repairs and maintenance            (267)         0       3,765          0
      Transfer agent fees                 508          0         778          0
          Total expenses              275,598    314,314     542,713    561,704

Net income (loss) for period        $(181,876) $(144,219)  $(385,977) $(122,074)

Net income (loss) per share            $(0.02)    $(0.02)     $(0.04)    $(0.02)

Weighted average number of shares
 Outstanding                        9,513,987  7,681,737   8,841,912  7,704,807

























NORTHSTAR ELECTRONICS, INC.
Consolidated Statement of Changes in Stockholders' Equity
Six Months Ended June 30, 2002
Unaudited
U.S. Dollars
                                           Other
                                Additional Compre-  Accumu-     Total
                                Paid in    hensive  lated       Stockholder
              Shares     Amount Capital    Income   Deficit     Equity
(Deficit)

Balance
December 31,
2001          7,942,009   $794  $1,146,447 $37,308  $(1,853,358) $(668,809)

Net loss
for
six months            -      -           -       -     (385,977)  (385,977)

Other
comprehensive
credits (debits)     -       -           - (20,690)           -    (20,690)

Issuance of
common stock
for cash      1,889,950    189     585,978       -            -    586,167

Share issuance
Cost                 -      -     (212,910)      -            -   (212,910)

Exercise of
stock option     78,123      7           -       -            -          7

Issuance of
common stock
for services    198,020     20      64,304       -            -     64,324
---------------------------------------------------------------------------
Balance
June 30,
2002         10,108,102 $1,010  $1,583,819 $16,618  $(2,239,335) $(637,888)
---------------------------------------------------------------------------
























NORTHSTAR ELECTRONICS, INC.
Consolidated Statement of Cash Flows
Six Months Ended June 30, 2002
Unaudited
U.S. Dollars
                                                                 June 30
                                                        2002        2001
Operating Activities
  Net income (loss)                                $(385,977)  $(122,074)
   Adjustments to reconcile net income (loss)
    to net cash used by operating activities
      Amortization                                     2,761       2,959
      Issuance of common stock for services           64,324      65,831
      Uncompensated services                               0      37,700
      Changes in operating assets and liabilities    (56,735)    (12,505)
Net cash provided by (used by) operating activities (375,627)    (28,089)

Investing Activity
       Acquisition of property and equipment          (1,103)    (14,111)

Financing Activities
      Issuance of common stock - net proceeds        373,257          10
      Increase (repayment) of long term debt          11,634      17,406
      Due to Cabot Management Limited                  2,962      (2,420)
      Advances from (repayment to) director            1,692      (4,556)
Net cash (used) provided by financing activities     389,545      10,440

Effect of foreign currency translation on cash       (20,690)      3,636

Inflow (outflow) of cash                              (7,875)    (68,124)
Cash, beginning of period                             39,699     125,602

Cash, end of period                                $  31,824  $   57,478



Supplemental information
      Interest paid                                $19,872    $16,275
      Shares issued for services                   198,020    201,253
      Corporate income taxes paid                  $0         $0




























NORTHSTAR ELECTRONICS, INC.
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2002
Unaudited
U.S. Dollars

1. 1.	ORGANIZATION AND BASIS OF PRESENTATION
These financial statements include the accounts of Northstar Electronics, Inc. ("the Company") and its wholly owned subsidiaries Northstar Technical Inc. ("NTI") and Northstar Network Ltd. ("NN"). All inter company account Balances and transactions are eliminated. The Company was incorporated May 11, 1998 in the State of Delaware and had no operations other than organizational activities prior to the January 1999 merger with NTI described below. The Company's business activities are conducted principally in Canada but these financial statements are prepared in accordance with accounting principles generally accepted in the United States with all figures translated into United States dollars for reporting purposes.

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

In the opinion of the Company's management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at June 30, 2002 and the consolidated results of operations and the consolidated statement of cash flows for the six months then ended. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

2. COMMON STOCK
During the six months ended June 30, 2002, the following shares of common Stock were issued:
      For services                      198,020
      For cash                        1,889,950
      Pursuant to options                78,123
                                     ----------
                                      2,166,093
                                     ----------
The above common shares issued for services received represent fair value at the market value of those services.



Item 2. Management's Discussion and Analysis or Plan of Operation. The following discussion should be read in conjunction with the Accompanying unaudited consolidated financial statements prepared by management for the six month periods ended June 30, 2002 and June 30, 2001 and the audited consolidated financial statements for the twelve months ended December 31, 2001 as presented in the Company's Form 10KSB.

Although the Company has experienced a net loss this quarter, it has expended considerable effort in developing new business in new markets for NETMIND and for new design and contract manufacturing work.

Funding has been approved for the AQUACOMM sonar technology development program by the Canadian Government. The AQUACOMM project funding will be received over a period of three years. The first progress payment is expected to be received in October, which will include reimbursement for work done over the past year.

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

The Company's Services
The Company is a Multiple Applications underwater sonar technology developer, A defense electronics manufacturer and a defense systems integrator.

The Company's operations currently are those of its wholly owned subsidiaries Northstar Technical Inc. (NTI) and Northstar Network Ltd.
(NN) and it is in this context that the company's services are described.

We have three main activities: underwater wireless communications, electronic contract manufacturing and system integration.

Underwater Wireless Communications
The NETMIND System
The Company's first underwater sonar product based on our core technology was the NETMIND system. NETMIND's market is the world's commercial fishing industry and government oceanic research agencies. One of our largest customers is the United States National Oceanic and Atmospheric Administration (NOAA).

NETMIND is both a conservation tool as well as an efficiency tool. Electronic sensors attached to a fishing trawl measure the height and width of the net opening, the water temperature, the depth of the net, the amount of fish caught plus other parameters. The sensor information is transmitted via a wireless communications link back to the ship.

NETMIND helps prevent over fishing and allows fishermen to catch fewer fish and still make profits. This gives regulators flexibility in reducing quotas when attempting to conserve limited fish stocks.

Sales for NETMIND have been somewhat slower than expected during this six months period. However, with expanding sales in Europe, we anticipate an upswing in activity in the second half of the fiscal year.

The AQUACOMM Project
The AQUACOMM project is the development of new, leading edge multiple application sonar technologies and products for a variety of industries. These include defense, offshore oil and gas, commercial fishing, oceanography, marine environment and marine transportation. The company's funding for AQUACOMM totaling US$2,394,000 includes $2,040,000 from the Canadian federal government comprising $1,420,000 from the Atlantic Innovation Fund (announced July 9, 2002), $230,000 from the National Research Council (announced August 14, 2002) and $390,000 from Scientific Research tax credits (cash refunds made after each fiscal year end based on eligible research and development expenses). The balance is being funded through equity financing. The AQUACOMM development is scheduled to last three years.

The Company intends to use its Venture Technology Business Model to maximize the success of the new AQUACOMM technologies. In this model, our core technology is invested in partnerships with established companies in the different industry sectors.

One example of our modus operandi would be the co-development of a military underwater communications system. We would develop the 'wet' end and a large defense contractor would develop the 'dry' end. The defense contractor, being well established in the field, would be responsible for product introduction, marketing and sales. Another example is the development of a mooring line monitoring system for the offshore oil and gas industry. We expect to have such a system ready for commercial sale by the second quarter of 2003 and we intend to market it through a strategic alliance with an international oil field company.

Should our Venture Technology Business Model prove to be successful, we intend to provide up to ten new products arising from the AQUACOMM project to be sold by these well established companies in their sectors of influence.

Electronic Contract Manufacturing
In the fall of 1999 we signed a contract with Lockheed Martin, Manassas, Virginia to fabricate and test control consoles for Navy submarines. This contract was successfully completed in early 2001 and a follow-on contract was received from Lockheed Martin which was completed in the fall of 2001. Further console contracts are expected in the future from Lockheed Martin.

We are attempting to expand our electronic contract manufacturing business with our current customers, as well as with customers in the offshore oil and gas, transportation and communication industries.

System Integration
The Company has created a novel approach to securing and executing large defense contracts by bringing together affiliate companies. The overall capability, which is substantial, is presented to the prime contractors. To date, a memorandum of understanding has been signed with Lockheed Martin Canada to jointly pursue the $2.0 billion Maritime Helicopter Project.

Subsequent Events
Subsequent to June 30, 2002 the Company issued 406,688 shares of common stock for cash of $150,000.

Results of Operations
Comparison of the three and six months ended June 30, 2002 with the three and six months ended June 30, 2001:
Revenue for the three month period ended June 30, 2002 was $167,526 compared to $201,933 of revenue recorded during the same period of the prior year. This comparative decrease is the result of a slow down in the fishing industry world wide, which impacted on the sales of the NETMIND systems. Revenue for the six month period ended June 30, 2002 was $364,778, down from $554,969 in the prior period for the same reason. Gross profits decreased from $424,915 (76%) in the prior period to $156,638 (57%) in the current period. The decrease in dollars was due to the fact that the current period does not include any revenues from contract sales. Therefore, in the absence of a console contract during the first two quarters of 2002, the gross margin is lower than the prior year's comparative quarters. The Company continues to negotiate for subsequent material contracts with Lockheed Martin and others.

The net loss for the three month period ended June 30, 2002 was $(181,876) compared to a net loss of $(144,219) for the three months ended June 30, 2001. Over this past quarter, the Company continued to invest considerable resources in seeking out additional and future contract manufacturing opportunities and is confident that the efforts will return positive results to the Company over the ensuing months and years.

During the two quarters the Company expended $136,000 on the development of its Network business concept. To date, Network has generated no revenues. Network continues to pursue the $2.0B Maritime Helicopter Project as one of Lockheed Martin Canada's partners. This contract is now expected to be awarded in 2004. Network is also actively attempting to secure a first contract on the Joint Strike Fighter program in the United States, having already signed Memoranda of Interest with Lockheed Martin and four of its partner companies. A large thrust of Network recently has been in the anti-terrorism field. Specifically, Network is working towards projects that utilize its sonar and marine engineering expertise.

A highly significant event for the Company was the acquisition of specialized sonar and transducer technology used in the NETMIND system. Northstar is now producing its own sonar transducers at a lower cost to the Company than when they were purchased outside of the Company. This new capability shortens the time it takes to develop enhancements to Company products or new sensors and will positively affect future gross margins. This new technology will also allow the Company to expand its acoustic capabilities into military and anti terrorist applications. We are actively pursuing contracts in these areas and we expect to see results later this year.

During the quarter the Company increased expenditures on the marketing and advertising of its NETMIND system and expanded awareness of the NETMIND system through trade shows and a growing distribution network including Ireland and the Scandinavian countries. The new Bottom Contact Sensor was Well received by our fishing industry customers and by government researchers. The Company continued on its program towards extending its underwater wireless communication technology into additional applications and expended further effort in developing proposals for financing of a major product development program.

Comparison of Financial Position at June 30, 2002 with June 30, 2001
The Company reduced its working capital deficit at June 30, 2002 to $(202,387) with current liabilities of $485,117 in excess of current assets of $282,730. At December 31, 2001 the Company had a working capital deficit of $251,254. Included in current liabilities is the repayment in full of a $160,000 debenture due July 3, 2002. This debenture was refinanced. The Company intends to finance its working capital shortfall by the issuance of shares of its common stock, increased revenues and the recovery of certain expenses under the AQUACOMM project.

Liquidity and Capital Resources
The Company has increased its Shareholder's Deficit as a result of its efforts to expand its current markets and to secure future contract work. During the two quarters the Company issued 1,889,950 shares of common stock for gross proceeds of $585,978 pursuant to a Regulation S offering. Subsequent to June 30, 2002 the Company received $150,000 for a total of $735,978 pursuant to that same offering.

The Company has outstanding a private placement unit offering pursuant to Regulations D and S for the issuance of up to 700,000 units at $0.35 per unit. Each unit consists of one common share plus two warrants: one A warrant exercisable at $0.50 to acquire one common share and one B warrant exercisable at $0.75 to acquire one common share.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
No change since previous filing.

Item 2. Changes in Securities.
Options Granted         Date              Exercise Price     Expiry Date
None                    -                 -                  -

Common Stock Issued     Date              Consideration
21,759                  January, 2002     $  7,949
186,704                 February, 2002    $ 56,012
769,400                 March, 2002       $259,510
383,514                 April, 2002       $131,385
308,278                 May, 2002         $ 88,408
496,438                 June, 2002        $102,331



Item 3. Defaults Upon Senior Securities.
No change since previous filing.

Item 4. Submission of Matters to a Vote of Security Holders.
No change since previous filing.

Item 5. Other Information.
No change since previous filing.

Item 6. Exhibits and Reports on form 8-K.
EXHIBIT 99.01

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                             PURSUANT TO
                       18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Wilson Russel, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Northstar Electronics, Inc. on Form 10-QSB for the quarterly period ended June 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents in all material respects the financial condition and results of operations of Northstar Electronics, Inc.

Date: August 15, 2002               By:  /s/ Wilson Russell
                                        -------------------
                                    Name:   Wilson Russell
                                    Title:  Chief Executive Officer and
                                            Chief Financial Officer



SIGNATURES
In accordance with the requirements of the Exchange Act, The registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 07, 2002               Northstar Electronics, Inc.
                              (Registrant)
                               By: /s/ Wilson Russell


Dr. Wilson Russell, PhD
President and Principal Financial Officer