Form 10-Q
period 2002-09-30
NORTHSTAR ELECTRONICS INC
filed 2002-11-14
CIK 1082027

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
     AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from   n/a    to   n/a

333-90031
Commission file number

Northstar Electronics, Inc.
Exact name of small business issuer as specified in its charter

Delaware
State or other jurisdiction of organization

#33-0803434
IRS Employer Identification No.

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

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
NORTHSTAR ELECTRONICS, INC.
Consolidated Financial Statements
Nine Months Ended September 30, 2002
U.S. Dollars
Unaudited
Prepared by management
Consolidated Balance Sheets at September 30, 2002 and at December 31, 2001 Consolidated Statements of Operations for the Three and Nine Month Periods Ended September 30, 2002
Consolidated Statement of Changes in Stockholders' Equity for the Nine Months Ended September 30, 2002
Consolidated Statement of Cash Flows for the Nine Months
Ended September 30, 2002
Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operation

PART II - OTHER INFORMATION

Item 1.		Legal Proceedings
Item 2.		Changes in Securities
Item 3.		Defaults Upon Senior Securities
Item 4.		Submission of Matters to a Vote of Security Holders
Item 5.		Other Information
Item 6.		Exhibits and Reports on Form 8K

SIGNATURES.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
NORTHSTAR ELECTRONICS, INC.
Consolidated Balance Sheets
Unaudited
U.S. Dollars
                                                    September 30   December 31
ASSETS                                                      2002          2001
Current
      Cash                                               $87,568       $39,699
      Receivables                                        149,188       139,453
      Recoverable expense and tax credits                158,200             -
      Inventory and work in progress                     200,223       107,257
      Prepaid expenses                                    22,784         5,398

Total Current Assets                                     617,963       291,807
Due from a Director                                        1,510             -
Property and Equipment                                    85,820        91,903

Total Assets                                            $705,293      $383,710

LIABILITIES
Current
      Accounts payable and accrued liabilities          $301,538      $325,075
      Loans payable                                            -         6,778
      Current portion of long term debt                  199,320       211,208

Total Current Liabilities                                500,858       543,061
Long Term Debt                                           492,524       364,549
Deferred Revenue                                               -        64,259
Due to Cabot Management Limited                           57,600        56,249
Due to Director                                                -        24,401

Total Liabilities                                      1,050,982     1,052,519

STOCKHOLDERS' EQUITY
Common Stock
      Authorized
            100,000,000 shares of common stock with a par
                        value of $0.0001 each
             20,000,000 shares of preferred stock with a par
                        value of $0.0001 each
      Issued and outstanding
             10,930,807 shares of common stock             1,093           794
                        (7,942,009 - 2001)
Additional Paid in Capital                             1,837,623     1,146,447
Other Comprehensive Income                                15,492        37,308
Deficit                                               (2,199,897)   (1,853,358)

Total Stockholders' Equity (Deficit)                    (345,689)     (668,809)

Total Liabilities and Stockholders' Equity              $705,293      $383,710

NORTHSTAR ELECTRONICS, INC.
Consolidated Statements of Operations
Three Months and Nine Months Ended September 30
Unaudited
U.S. Dollars
                                            Three Months          Nine Months
                                          2002      2001       2002      2001

Sales                                 $274,347  $285,546   $639,125  $840,515
Cost of goods sold                      63,551    89,985    271,691   220,039

Gross margin                           210,796   195,561    367,434   620,476
Other income                               (53)      946         45    15,661
                                       210,743   196,507    367,479   636,137

Operating Expenses
      Salaries                         (14,765)  128,199    205,260   387,723
      Consulting                        43,761         0     98,284         0
      Professional fees                 48,252    81,172     61,538   149,063
      Investor relations                14,518         0     47,885         0
      Value of Director's
       uncompensated services                0         0          0    37,700
      Advertising and marketing           (750)   22,523     34,798    54,727
      Rent                              19,086     9,558     59,209    53,009
      Research and development         140,157     6,858    203,857    42,376
      Office                            23,996    27,471     45,745    52,360
      Travel and business development   34,638    16,158     46,581    47,065
      Interest on debt                   8,215     6,945     28,087    23,220
      Heat, light and telephone          7,237     4,383     21,490    14,769
      Amortization                       2,493     1,760      5,254     4,719
      Repairs and maintenance            1,215         0      4,980         0
      Transfer agent                     1,301         0      2,079         0
      Proposal costs                       151         0      7,171         0
            Total operating expenses   329,505   305,027    872,218   866,731

Net income (loss) from operations    $(118,762)$(108,520) $(504,739)$(230,594)

Due from AQUACOMM                      122,100         0    122,100         0
Research tax credits receivable         36,100         0     36,100         0
Net income (loss) for the period     $  39,438 $(108,520) $(346,539)$(230,594)

Net income (loss) per share          $ 0.004   $(0.014)   $(0.035)  $(0.030)

Weighted average number of shares
 Outstanding                        10,222,397 7,871,409  9,886,360 7,770,782

NORTHSTAR ELECTRONICS, INC.
Consolidated Statement of Changes in Stockholders' Equity
Nine Months Ended September 30, 2002
Unaudited
U.S. Dollars
                                           Other
                                Additional Compre-  Accumu-    Total
                                Paid in    hensive  lated      Stockholder
              Shares     Amount Capital    Income   Deficit    Equity Deficit)

Balance
Dec. 31,
2001          7,942,009  $ 794   $1,146,447 $37,308  $(1,853,358) $(668,809)

Net loss
for
nine months           -      -            -       -     (346,539)  (346,539)

Fair value of
options granted       -      -       10,186       -           -      10,186

Other
comprehensive
credits (debits)      -      -            - (21,816)          -     (21,816)

Issuance of
common stock
for services    580,272     58      213,442       -           -     213,500

Issuance of
common stock
for cash      2,330,403    233      780,765       -           -     780,998

Share issuance
Cost                  -      -     (313,217)      -           -    (313,217)

Exercise of
stock option     78,123      8            -       -           -           8
---------------------------------------------------------------------------

Balance
September 30,
2002         10,930,807 $1,093   $1,837,623 $15,492  $(2,199,897) $(345,689)
---------------------------------------------------------------------------

NORTHSTAR ELECTRONICS, INC.
Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2002
Unaudited
U.S. Dollars
                                                           September 30
                                                        2002          2001
Operating Activities
  Net income (loss)                                $(346,539)    $(230,594)
   Adjustments to reconcile net income (loss)
     to net cash used by operating activities
      Amortization                                     5,254         4,719
      Issuance of common stock for services          213,500        67,341
      Value of options granted                        10,186             0
      Uncompensated services                               0        37,700
      Changes in operating assets and liabilities   (368,579)       33,535
Net cash provided by (used by) operating activities (486,178)     (87,299)

Investing Activity
      Acquisition of property and equipment           (3,220)      (22,606)

Financing Activities
      Issuance of common stock for cash - net        467,556             0
      Increase (repayment) of long term debt         116,087        74,029
      Due to Cabot Management Limited                  1,351        (3,320)
      Advances from (repayment to) director          (25,911)      (15,528)
Net cash (used by) provided by financing activities  559,083        55,181

Effect of foreign currency translation on cash       (21,816)        3,284

Inflow (outflow) of cash                              47,869       (51,440)

Cash, beginning of period                             39,699       125,602

Cash, end of period                                  $87,568       $74,162

Supplemental information
      Interest paid                                   $28,087      $23,220
      Shares issued for services                      580,272      205,203
      Corporate income taxes paid                          $0           $0

NORTHSTAR ELECTRONICS, INC.
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2002
Unaudited
U.S. Dollars

1.    ORGANIZATION AND BASIS OF PRESENTATION
These financial statements include the accounts of Northstar Electronics, Inc. ("the Company") and its wholly owned subsidiaries Northstar Technical Inc. ("NTI") and Northstar Network Ltd. ("NN"). All inter company balances and transactions are eliminated. The Company was incorporated May 11, 1998 under the laws of the State of Delaware and acquired NTI January 26,1999 in a reverse takeover for the issuance of 4,901,481 shares of common stock from treasury. The Company's business activities are conducted principally in Canada but these financial statements are prepared with all figures translated into United States dollars.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United
States for interim financial information, are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's December 31, 2001 Form 10-KSB.

In the opinion of the Company's management, these consolidated financial statements, prepared by management without audit, reflect all adjustments necessary to present fairly the Company's consolidated financial position at September 30, 2002 and the consolidated results of operations and the consolidated statement of cash flows for the nine months then ended. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

2. COMMON STOCK
During the nine months ended September 30, 2002, the following shares of common stock were issued:
      For services                  580,272 shares valued at $213,500
      For cash                    2,330,403 shares valued at $780,998
      Exercise of stock option       78,123 shares valued at $8
            Total                 2,988,798
The above common shares issued for services received represent value to the Company at the market value of those services.

During the three month period, 315,000 stock options were granted to consultants, lawyers and employees, the valuation of which resulted in additional legal fees of $5,784, consulting fees of $4,402. Had compensation expense been determined for 800,000 options to acquire shares as provided in SFAS 123 using the Black-Scholes option pricing model, the pro forma effect on the Company's net loss would be to increase the net loss for the nine months ended September 30, 2002 by $(234,800) to $(581,339) and to increase the net loss per share to $(0.059)

Item 2. Management's Discussion and Analysis or Plan of Operation. The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements prepared by management for the nine month periods ended September 30, 2002 and September 30, 2001 and the audited consolidated financial statements for the twelve months ended December 31, 2001 as presented in the Company's Form 10KSB.

Although the Company has experienced a net loss at September 30, 2002, it has expended considerable effort in developing new business in new markets for NetMind and for new design and contract manufacturing work.

Funding has been provisionally approved for the AQUACOMM sonar technology development program by the Canadian federal government. The AQUACOMM project funding will be received over a period of three years. The first progress payment is now expected to be received in December, which will include partial reimbursement for work done over the past year.

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

The Company's Services
The Company, through its subsidiaries, is a Multiple Applications underwater sonar technology developer, a defense electronics manufacturer and a defense systems integrator.

The Company's operations currently are those of its wholly owned subsidiaries Northstar Technical Inc. (NTI) and Northstar Network Ltd
(NN) and it is in this context that the company's services are described.

Underwater Sonar Products and Technologies

a - The NETMIND System
The Company's first underwater sonar product based on our core technology was the NETMIND system. NETMIND's market is the world's commercial fishing industry and government oceanic research agencies. One of our largest customers has been the United States National Oceanic and Atmospheric Administration (NOAA).

NETMIND is both a conservation tool as well as an efficiency tool. Electronic sensors attached to a fishing trawl measure the height and width of the net opening, the water temperature, the depth of the net and the amount of fish caught plus other parameters. The sensor information is transmitted via a wireless communications link back to the ship.

NETMIND helps prevent over fishing and allows fishermen to catch fewer fish and still make profits. This gives regulators flexibility in reducing quotas when attempting to conserve limited fish stocks.

Sales for NETMIND have been somewhat slower than expected during this Nine months period. Sales have not expanded in Europe as we had anticipated. However, an upswing in activity over the next six months is expected.

b - The AQUACOMM Project
The AQUACOMM project involves the development of new, leading edge multiple application sonar technologies and products for a variety of industries. These include defense, offshore oil and gas, commercial fishing, oceanography, marine environment and marine transportation. The Company's funding for AQUACOMM totaling US$2,394,000 includes $2,040,000 from the Canadian federal government comprising $1,420,000 from the Atlantic Innovation Fund (announced July 9,2002), $230,000 from the National Research Council (announced August 14,2002) and $390,000 from Scientific Research tax credits (cash refunds made after each fiscal year end based on eligible research and development expenses). The balance is being funded through equity financing. The AQUACOMM development is scheduled to last three years.

At September 30, 2002, the company recorded $122,100 in expenses and $36,100 in tax credits recoverable pursuant to the AQUACOMM project.

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

Should our Venture Technology Business Model prove to be successful, we intend to provide up to ten new products arising from the AQUACOMM project to be sold by established companies in their sectors of influence.

c - Defense Sonar System
During this quarter the Company secured a contract to design and construct prototype sonar hardware for a defense protection system. It is designed for the protection of navy ships, ports and harbors.
We expect that Homeland Security and Anti Terrorism will become a major part of our business over the next five years with production of these and other systems.

Electronic Contract Manufacturing

In the fall of 1999 we signed a contract with Lockheed Martin, Manassas, Virginia to fabricate and test control consoles for Navy submarines. This contract was successfully completed in early 2001. A follow-on contract was received and completed in the fall of 2001. Further console contracts are expected in the future.
We are attempting to expand our electronic contract manufacturing business with our current customers, as well as with customers in the offshore oil and gas, transportation and communication industries.

Systems Integration

The Company is developing its approach to securing and executing large defense contracts by bringing together affiliate companies. The overall capability, which is substantial, is presented to the prime contractors. To date, a memorandum of understanding has been signed with Lockheed Martin Canada to jointly pursue the $2.0 billion Maritime Helicopter Project.

The aforementioned defense sonar system is an example of how Systems Integration will work for us. In this project, we have four subcontractors who carry out various tasks, with Northstar bringing all the component parts together for final assembly, testing, quality control and delivery to the customer.

Subsequent Events
Subsequent to September 30, 2002 the Company issued 109,930 shares of common stock for cash of $40,735.

Results of Operations
Comparison of the three and nine months ended September 30, 2002 with the three and nine months ended September 30, 2001.

Revenue for the three months ended September 30, 2002 was $274,347 compared to $285,546 of revenue recorded during the same period of the prior year. Revenue for the nine months ended September 30, 2002 was $639,125 compared to $840,515 of revenue during the same period of the prior year. The decrease between the two nine month periods was created by the absence of the Lockheed Martin contract, which was completed during the first quarter of 2001. Gross profits decreased from $620,476 (74%) in the prior period to $367,434 (57%) in the current period. The percentage decrease was created by a higher percentage of sales being attributable to NETMIND, which lost some profit margin to competitive pricing and to increased dealer discounts. The Company continues to negotiate for subsequent material contracts with Lockheed Martin and others.

The Company experienced a net loss from operations for the three and nine month periods ended September 30, 2002 of $(118,762) and $(504,739) compared to a net loss from operations for the three and nine month periods ended September 30, 2001 of $(108,520) and $(230,594)], respectively. This loss resulted from increased costs of salaries, professional fees, and expenses incurred in developing the Company's Northstar Network business plan. To date, Northstar Network has expended $265,000 in business development. The company also increased its NETMIND marketing efforts through advertising, trade shows and by offering a more attractive commission structure to its dealers. The Company increased its loss position by investing further into the development and promotion of a broader market for its core underwater communications technology.
During the quarter, the Company categorized $203,857 as research and development costs, reclassifying $179,535 from salaries, $12,800 from rent, $4,545 from heat light and telephone and $6,977 from office expenses, reducing each category by the respective amount, to more properly reflect the expenditures as research and development. At September 30, 2002, the company recorded $122,100 in expenses recoverable and $36,100 in tax credits recoverable pursuant to the AQUACOMM project, resulting in net income for the three month period ended September 30, 2002 of $39,438 after taking into account the recoveries, and reduced the nine months loss from operations of $(504,739) to a net loss of $(346,539).

Comparison of Financial Position at September 30, 2002 with September 30,
2001
The Company's working capital position remained positive at September 30, 2002 with current assets of $617,963 in excess of current liabilities of $500,858 by $117,105. At December 31, 2001 the Company had a working capital deficiency of $(251,254).

Liquidity and Capital Resources
For the Company to continue its expenditures at the current rate it must increase sales, increase its debt or raise equity.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
No change since previous filing.

Item 2. Changes in Securities.(during period)
Options Granted    Date             Exercise Price    Expiry Date
175,000            June 25, 2002    $0.50	      June 25, 2007
125,000            June 25, 2002    $0.75             June 25, 2007
815,000            July 05, 2002    $0.50             July 05, 2007
Total options outstanding at September 30, 2002: 2,719,000

Common Stock Issued     Date              Consideration
 21,759                 January, 2002     $  7,949
186,704                 February, 2002    $ 56,012
769,400                 March, 2002       $259,510
383,514                 April, 2002       $131,385
308,278                 May, 2002         $ 88,408
496,438                 June, 2002        $102,331
280,000                 July, 2002        $ 87,888
 80,910                 July, 2002         services
 85,800                 August, 2002      $ 26,930
 86,430                 August, 2002       services
254,900                 September, 2002   $ 80,008
 34,665                 September, 2002    services

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

November 12, 2002             Northstar Electronics, Inc.
                              (Registrant)

                               By: /s/ Wilson Russell
                               Wilson Russell, PhD
                               President
                               Principal Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL
OFFICER PURSUANT TO 18 W.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, the undersigned Chief Executive Officer and chief Financial Officer, or persons fulfilling similar functions, each certify:

(i) That the financial information included in this Quarterly Report fairly presents in all material respects the financial condition and results of operations of the Company as of September 30, 2002 and for the periods presented in the report; and
(ii) That the Quarterly Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities exchange Act of 1934


                                  By: /s/ Wilson Russell
                                  Title: Chief Executive Officer
                                         And Chief Financial Officer

                                  Date:  November 12, 2002
                                         And Chief Financial Officer

                                  Date:  November 12, 2002