Form 10KSB
period 2002-12-31
NORTHSTAR ELECTRONICS INC
filed 2003-03-31
CIK 1082027

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-KSB

     [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES
                               EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2002

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934
                For the transition period from   n/a  to   n/a

                         Commission file number: 333-90031

          Exact name of small business issuer as specified in its charter
                            Northstar Electronics, Inc.

     State or other jurisdiction of incorporation       IRS Employer
     or organization                                    Identification  No.
     Delaware                                           #33-0803434

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) [x] Yes   (2)[x] Yes
    [ ] No       [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405)
Note - If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.
Aggregate market value of voting common equity held by non-affiliates as of December 31, 2002:
$3,500,000 approximately
Aggregate market value of non-voting common equity held by non-affiliates as of December 31, 2002:
$NIL

Indicate whether the registrant is an accelerated filer based on the market value of its public float held by non-affiliates at the end of the most recent second fiscal quarter:
[ ] Yes
[X] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
Outstanding shares of common stock as of March 18, 2003: 13,204,631 Outstanding shares of preferred stock as of March 18, 2003: Nil

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

PART I

Item 1. Description of Business
The Company was incorporated May 11, 1998 as Scientific Technologies, Inc. under the laws of the State of Delaware. The name of the Company was changed to Northstar Electronics, Inc. (NEI) in September, 1999. There has been no material reclassification, merger, consolidation, purchase or sale of any significant amount of assets other than in the ordinary course of business.

There have been no bankruptcy, receivership or similar proceedings.

The business of the Company is primarily that of its wholly owned subsidiaries, Northstar Technical Inc. (NTI) and Northstar Network Ltd. (NN).

NTI develops, manufactures and sells undersea wireless sonar
Communications systems and produces, under contract, defense and aerospace electronic systems.

NN was incorporated to pursue defense and aerospace contract manufacturing opportunities.

Sonar Products and Technologies
NTI developed a wireless communications technology with undersea applications. The technology is used in underwater sensing devices and can send information from one place in the ocean to another place. The electronic sensors take certain measurements that are then transmitted using underwater sound waves to a receiving unit, which processes the data and displays it on a computer monitor. The technology has many potential uses in a variety of industries including offshore oil and gas, defense, marine transportation, oceanography, environmental and fishing.

Homeland Security and Military Defense
The Company expects that design and manufacture of homeland security and anti-terrorism systems will grow to become a major component of Northstar's business over the next five years as the United States' Department of Homeland Security launches and ramps up its efforts to protect U.S. waterways and marine borders from ships, submarines and unwanted intruders. Northstar Electronics has designed and is planning to manufacture sonar hardware for homeland security and military defense systems. These systems detect and track combat divers and are intended to protect naval ships, harbors and ports.

Research and Development - AQUACOMM
AQUACOMM is a $2.5Million fully funded in-house research and development program at Northstar that has been created specifically to develop new, leading edge multiple application sonar technologies and products for a variety of industries, including: defense, offshore oil and gas, commercial fishing, oceanography, marine environment and marine transportation. The Company has received funding for this project from the Canadian Federal Government's Atlantic Innovation Fund and the National Research Council, as well as from equity investment. Scheduled to last for three years, Northstar believes that AQUACOMM will result in the development of up to 10 new technologies during this period.

Northstar intends to use its Venture Technology Business Model to maximize the success of AQUACOMM technologies. In this model, a technology developed through AQUACOMM will be partnered with an established company in a specific industry sector. One example could be the co-development of a military underwater communications system. Northstar would develop the "wet" end and a large defense contractor would be responsible for the "dry" end. Since the defense contractor is well established in the field, it would be the defense contractor that would undertake the product introduction, marketing and sales efforts. Another example of the type of technology that could be developed under AQUACOMM is the development of a mooring line monitoring system for the offshore oil and gas industry. Northstar expects to have such a system ready this year and intends to market the system through a strategic alliance with an international oil field company.

Northstar believes it can build on its strong expertise in sonar technology and marine engineering to become a Commercial Sonar Center of Excellence upon the completion of its AQUACOMM program.

The NETMIND System
The first application of NTI's core technology is the NETMIND system. NTI developed, manufactures and markets this product for the world's commercial fishing industry.

The NETMIND Market
NETMIND was introduced to the fishing industry in late 1996. To date, approximately 155 sales have been made in North America, Europe, New Zealand and Russia. The targeted customers have been strategic in that they are industry leaders and government agencies. They include the National Oceanic and Atmospheric Administration (NOAA) in the United States, the United States Department of the Interior and Fishery Products International in Canada. Customer feedback has shown that the NETMIND system enhances efficiency, reduces gear damage and improves catch quality.

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

To date, NTI has received parts, supplies and materials from these suppliers in a timely fashion and has met its production schedules. In our efforts to reduce costs, we now produce transducers and other components in house.

Major Customer Dependency - NETMIND
NTI has sold over 155 NETMIND systems to over 100 different customers with no dependence on one or a few major customers.

Competition - NETMIND
The system has two main competitors, Furuno in Japan and Scanmar in Norway, both of which are private companies. Little information is available to the public on either of these companies; however, we believe that NETMIND has technical advantages over each. This belief is based on our testing program from 1996 to 1999, which established our technical specifications, and on information gleaned from Furuno and from Scanmar. We have no direct access to any competitor's test data.
The NETMIND, Furuno and Scanmar systems consist of wireless acoustic sensors used underwater and all three systems operate by illustrating how the fishing net is behaving while being towed. However, unlike its competitors, NETMIND sensors are fully serviceable. The electronic circuitry is contained in stainless steel cylinders within each component and is easily removed for repair by opening the end cap. We believe that NETMIND components have a longer battery life and a more effective communication over a longer distance than its competitors. We believe the rugged design of various NETMIND components has surpassed competitor's designs in that NETMIND's unique components require very little maintenance.
While NETMIND continues to expand its market presence, we believe the Company is smaller in size and resources when compared to its competitors. NTI's staff numbers eighteen while we believe Scanmar and Furuno each employ many times that number. As well, we believe the competitors' facilities are substantially larger than NTI's.

Distribution of the NETMIND System
NETMIND is sold directly to customers by our own sales staff and through marine electronics dealers. We have dealer representation in Canada, the United States, Angola, Morocco, Iceland, Ireland, Mozambique, Namibia, New Zealand, Russia, Scotland and South Africa. We support all sales efforts with product brochures, pamphlets, and customer testimonials and with booths at trade shows such as Fish Expo in Seattle. We also advertise in trade magazines, notably 'The Navigator' and 'Fishing News International'

Technology Protection - NETMIND
Since commercializing NETMIND in 1996, NTI has made many enhancements to its system. These activities have resulted in an optimum design for which a patent application may be submitted. The technology is difficult to replicate because of its sophistication and, regardless of patent protection, it is expected it would take several years for a new player to catch up to the present system. The Company has obtained Canadian trademark rights to the name NETMIND effective for fifteen years from August 24,1999. No other intellectual property related applications have been filed or prepared. In the meantime, NTI continues to develop new and innovative NETMIND products.

Need for Government Approvals - NETMIND
There are no Government approvals required for the NETMIND system in the areas it is currently sold.

Effect of Existing or Probable Government regulations - NETMIND
There is no effect on the Company's sales arising from government regulations and the Company does not anticipate any change to this in the future.

Research and Development Expenditures - NETMIND
NTI has carried out research and development activities on NETMIND enhancements in 2002. None of these costs were borne directly by customers nor did these costs directly affect NTI's pricing structure.

Costs and Effects of Compliance with Environmental Laws - NETMIND
NTI has incurred no costs nor suffered any effects to maintain compliance with any environmental laws.

CONTRACT MANUFACTURING (CM)

NEI's second business activity, conducted through both its subsidiary companies (NTI and NN) is contract manufacturing where the Company produces electronic systems under contract to the defense and aerospace industry (called 'build to print'). We build products according to designs
provided by our customers.   The Company's main customer is currently
Lockheed Martin, for whom Northstar provides production engineering, sourcing and procurement of parts, assembly of parts into systems, testing
and shipping.    The Company has manufactured submarine control consoles
under several contracts with Lockheed Martin Naval Electronics in Manassas, Virginia.

The Company markets its services in this area primarily through a network of contacts in the industry, attendance at trade shows and at conferences and special missions sponsored by the Department of Defense. In the past Northstar has attended defense and aerospace exhibitions in the United States and Canada and has participated in several missions to meet prime contractors involved in the Joint Strike Fighter Program in the United States.

The CM Market
NTI has focused attention on the North American military market. The United States and Canada have many programs where NTI's services could be used. This includes programs to manufacture control consoles for submarines, helicopters and fixed wing aircraft. For example, Canada has announced the US$2Billion Maritime Helicopter Project (MHP) which will require the type of console displays NTI can manufacture.

NTI signed a US$2Million contract with Lockheed Martin, Manassas, Virginia on October 19, 1999 to assemble, test and deliver control consoles for the Canadian Navy's Victoria Class submarines. NTI successfully completed the contract February, 2001. We received a follow on order during 2001 and we anticipate receiving additional orders from Lockheed Martin for consoles in future years.

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

Marketing - CM
With respect to other Lockheed Martin divisions and with other prime contractors, we expect to use our success on the submarine console contract to showcase our expertise. The benefits of our marketing efforts are contacts made through networking in the industry and attendance at trade shows, conferences and special missions sponsored by the department of defense. In 2002, we continued to attend defense and aerospace exhibitions in Canada and the United States and we participated in several missions to meet prime contractors involved in the Joint Strike Fighter Program in the United States.

Technology Protection - CM
NTI currently owns no proprietary technology requiring protection with respect to its CM activities.

Raw Material Sources and Availability - CM
Materials and parts are available on an as needed basis from a variety of sources in the United States and Canada.

Dependence on One or a Few Major Customers - CM
NTI currently is dependent on Lockheed Martin for its contracts. Lockheed Martin is comprised of many semi-autonomous divisions, which have many customers. We are dealing with four divisions regarding contract opportunities which is similar to dealing with four independent companies.
We are attempting to reduce our dependency on these Lockheed Martin divisions by contacting other large prime contractors about CM opportunities with them. We expect this activity will result in NTI developing new business in addition to business with Lockheed Martin in the future.

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

Research and Development Expenditures - CM
NTI has incurred no expenditures in fiscal 2002 on CM research and development activities.

Costs and Effects of Compliance with Environmental Laws - CM
The Company has incurred no costs or adverse effects in its compliance with any environmental laws.

SYSTEM INTEGRATION

Northstar carries out multifaceted contracts that require several subcontractors to perform specialized tasks. This ability to integrate the work of several components to create one complete system is one of Northstar's main areas of business - system integration.

As a result of its expertise, Northstar has developed its approach to securing and executing large defense contracts by bringing together a number of affiliate companies thereby being able to present a unique capability to prime defense contractors. A major potential project in this area is the $2Billion Maritime Helicopter Project, the contract for which is expected to be awarded in the spring of next year. Northstar has signed a Memorandum of Understanding to be one of Lockheed Martin Canada's partners in pursuit of this contract.

Northstar has signed a memorandum of interest (MOI) with three separate Lockheed Martin companies in the United States and with four major subcontractors of Lockheed Martin, for potential work on the Joint Strike Fighter (JSF) program.

This program is a $200Billion plus multinational program led by the United States Government to design and produce the next generation fighter aircraft, in order to replace existing fleets of F-16, F-18, A-10 and Harrier aircraft worldwide. Sales are predicted to exceed 3,000 aircraft in the US and UK alone, with an additional export market of 3,000 aircraft expected.

The JSF contract is the largest defense contract ever awarded and it will continue for 35 years or longer. Northstar has developed relationships with Lockheed Martin, Harris Corporation, TRW, BAE Systems and Northrop Grumman, which the Company expects will lead to contract work on the JSF program.

EMPLOYEES
As of December 31, 2002 the Company had a total of 22 full time employees.

PUBLIC INFORMATION
The Company electronically files with the Securities and Exchange
Commission (SEC) all its reports, including, but not limited to, its annual and quarterly reports. The SEC maintains an internet site
(http://www.sec.gov) that contains reports and other information regarding issuers that do file electronically. The Company maintains a web site address at www.northstarelectronics.com

Item 2. Description of Properties
The Company leases its corporate offices located at 1455 - 409 Granville Street, Vancouver, British Columbia, Canada V6C 1T2
Northstar Technical Inc. leases its offices and operations facilities at 1 Duffy Place, Unit #6, St. John's, Newfoundland, Canada A1B 4M6
Northstar Network Ltd. leases its offices and operations facilities at 67 Majors Path, Unit #102, St. John's, Newfoundland, Canada A1A 4Z9

Item 3. Legal Proceedings
No change since previous filing

Item 4. Submission of Matters to a Vote of Security Holders
No change since previous filing.

The Company has filed with the SEC an SB-1 registration statement April 20, 2000, an S-8 registration November 2000 and quarterly reports (form 10QSB) for June and September 2000 and for March, June and September 2001 and 2002 and annual reports (form 10KSB) for December 31, 2000 and 2001.



                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
Matters
No change since previous filing

Item 6. Management's Discussion and Analysis or Plan of Operation
The following discussion, comparison and analysis should be read in conjunction with the Company's accompanying audited consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 and the notes related thereto. The discussion of results, causes and trends should not be construed to infer conclusions that such results, causes or trends necessarily will continue in the future.

Results of Operations
The following table sets forth for the years indicated items included in the Company's consolidated statement of operations:

                           2002      2001       2000      1999     1998
                           ----      ----       ----      ----     ----
Total revenue           $ 976,234 $1,176,527 $2,301,378 $462,659 $193,913
                        --------- ---------- ---------- -------- --------
Cost of goods sold        253,377    472,227  1,370,427  136,955   71,189
Discounts                 148,425    171,830    187,392   69,399   29,087
                        --------- ---------- ---------- -------- --------
                          401,802    644,057  1,557,819  206,354  100,276
                        --------- ---------- ---------- -------- --------
Gross margin              574,432    532,470    743,559  256,305   93,637
                        --------- ---------- ---------- -------- --------
Expenses net of other
Income                  1,366,567    974,394    595,823  623,826   80,676
                        --------- ---------- ---------- -------- --------
Net income (loss)       $(792,135) $(441,924) $147,736 $(367,521)$(187,039)
                        --------- ---------- ---------- -------- --------
Net income (loss)
per share                  $(0.08)    $(0.06)   $ 0.02   $ (0.05) $ (0.03)
                        --------- ---------- ---------- -------- --------

As a result of its design engineering programs and expenditures, Northstar Electronics, Inc. has built an infrastructure to position itself for significant growth in 2003. In each of its core areas of business, the Company has proven itself with an ability to deliver high quality projects on time and within budget.

DISCUSSION
The Company's revenues were $976,234 in 2002 and we incurred a net loss of $(792,135) in 2002. This result was anticipated by management and management is confident that the steps taken this past year can provide the basis for substantially increased revenues and profitability over the ensuing years.

Sonar Products and Technologies
Most of the loss is attributable to the Company's development projects to design and develop sonar products, sonar systems and leading edge sonar technologies. The development program has taken on two complementary directions, one aimed at defense and Homeland Security, the other aimed at civilian markets in offshore petroleum, environment and commercial fishing industries.

In 2002, we carried out work on an underwater sonar system designed to protect ports, offshore oil platforms and ships from underwater threats, including combat divers. We designed and built the sonar and mechanical hardware components of a prototype underwater intruder detection system for a major defense contractor, which markets the system. We have received a follow-on order for a second prototype and we expect substantial production orders after testing is completed by the military. We believe that Homeland Security will form the largest part of our business over the next five years.

Our second development program is called AQUACOMM for which we are receiving considerable financial support from the federal government. The program plan calls for the development of up to ten new products over the next two to three years. At present we are putting in place the technological infrastructure including new specialized equipment, laboratory facilities and engineering personnel. With this infrastructure established, we are able to draw on the particular capabilities needed for the development of each product.

One example of the type of system we intend to develop is for the offshore petroleum industry. Floating production systems, in the shape of ships, are held in place by a large subsea buoy which is moored to anchoring points on the ocean floor. It is important prior to the mating of the ship with the buoy to monitor the motions of the buoy in six degrees of freedom.
Through our AQUACOMM program, we can develop a system which measures these motions (heading, pitch and roll) along with depth, water temperature, salinity and water current speed. All of the data would be then transmitted via our sonar communication link to a receiver on a support ship.

An important part of our AQUACOMM program is enhancements to our NETMIND trawl monitoring system for the commercial fishing industry. These enhancements would give NETMIND an advantage over our competitors and, therefore, we expect to see resulting increased sales and profits.

Netmind
We made significant effort in 2002 opening up new NETMIND markets, particularly in Europe and southern Africa. We established several new dealerships and some successes have resulted already. We expect sales for 2003 to be stronger than in 2002. The aforementioned technical enhancements should start to be introduced by the second quarter of 2003 and we expect them to have an impact on sales, both new and with existing customers through system upgrades.

Contract Manufacturing
Northstar remained active pursuing contract manufacturing opportunities during 2002. We are a member of Lockheed Martin Canada's team for the $2Billion Maritime Helicopter Project, the contract for which is scheduled to be awarded in the spring of 2004. We expect to play a strong regional role in fulfilling the extensive industrial benefit requirements which will be part of the contract. We also expect to carry out more submarine console contracts for Lockheed Martin Naval Electronics and Surveillance Systems in Manassas, Virginia. Although there were no revenues in this business area in 2002, we are optimistic that there will be in 2003. We are also actively pursuing business development for contract work on the Joint Strike Fighter (JSF) program for which Lockheed Martin in Dallas-Fort Worth is the prime contractor. The areas we have focused on to date have been fiber optics, training and courseware. It is too early to give an indication of our chances of success. However, we will continue to pursue opportunities on the JSF in any event because of the size and duration of potential contracts involved.

Systems Integration
During 2002 we carried out the development of the sonar hardware and mechanical housing for the intruder detection system, as mentioned above.
We conducted the project as a system integration in that Northstar Network was the project manager and contracted other companies to perform sub-tasks. Northstar then brought all the sub-tasks together to make and test the final system. We foresee carrying out future system integration projects on contract work we expect on the Maritime Helicopter Project, the JSF and other defense related projects.

Total revenues were $976,234 in 2002 compared with $1,176,527 in 2001 and $2,301,378 in 2000. The Company's successful completion of its $2Million contract with Lockheed Martin materially affected the Company's operating results for the year 2000. Contract revenues declined over the years 2001 and 2002 from the year 2000. The Company continues to pursue further contract business and is positively anticipating its next contract. The Company has signed a Memorandum of Understanding with Lockheed Martin Canada to be one of their partners on the US$2Billion Maritime Helicopter program which is now expected to be awarded in 2004 and has signed Memorandums of Interest with several divisions of Lockheed Martin with respect to the Joint Strike Fighter project.

Gross margins for 2002 were 69% compared with 53% in 2001 and 35% in 2000. The percentage increase was created by lower component costs and higher gross margins associated with NETMIND sales and by a decrease in the lower margined contract sales volume. A significant cause of the fluctuation in the gross margin percentages is due to changes in the revenue mix where the Company is now generating revenue with significantly less direct costs attached.

In 2002 the Company spent $439,003 on design engineering and spent
$170,296 on prototype development related to the development of underwater sonar technology. The Company received contract revenues of $179,269 and government incentives of $218,597 during the current year to offset certain of these costs.

The Company was successful in funding its $2.5Million AQUACOMM product development program in 2002 and the Company is actively designing the sonar hardware for an underwater surveillance system.

The Company expects that design and manufacture of homeland security and anti-terrorism systems will be a major component of its business over the next five years. The Company is expecting to receive production contracts from a major US defense contractor for the sonar hardware portions of detection systems.

The direct result of extensive spending on design engineering during the current year has been the increase in loss for 2002 to $(792,135) compared to a loss of $(441,924) for 2001.

Cash used by operations was $(589,419) during 2002 compared to cash used by operations of $(85,903) during 2001. This usage of cash during the year was due mainly to the Company's operating loss. In 2002, the Company was successful in raising net equity financing of $706,785 through a Regulation S common share issuance.

The Company's working capital and capital requirements will depend on many factors, including the ability of the Company to increase sales from marketing of the NETMIND system in order to generate sufficient funds to cover the current level of operating expenses. The Company further intends to create working capital from the business to be generated pursuant to the Memorandum of Understanding with Lockheed Martin. During the most recent fiscal year the Company reduced its long-term debt by $156,602 and is committed to expend working capital to further reduce its long-term debt during the current year. The availability of sufficient future funds will depend to an extent on the obtaining of manufacturing contracts on a timely basis. Accordingly, the Company may be required to issue securities to finance any working capital requirements. There can be no assurance whether or not such future financings will be available on satisfactory terms.

Subsequent to December 31, 2002, the Company issued 1,295,655 shares of common stock for the receipt of $576,030.

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

Item 7. Financial Statements
NORTHSTAR ELECTRONICS, INC.
Index to Consolidated Financial Statements December 31, 2002, 2001 and 2000 (U.S. Dollars)

Report of Independent Chartered Accountants
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Changes in Stockholders' Equity (Deficit) Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF NORTHSTAR ELECTRONICS, INC.

We have audited the consolidated balance sheets of Northstar Electronics, Inc. as at December 31, 2002 and 2001 and the consolidated statements of operations, stockholders' deficit and cash flows for each of the three years ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of Northstar Electronics, Inc., as at December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in accordance with accounting principles generally accepted in the United States of America.





"Pannell Kerr Forster"

Chartered Accountants

Vancouver, Canada
March 20, 2003


NORTHSTAR ELECTRONICS, INC.
Consolidated Balance Sheets
December 31
(U.S. Dollars)
-----------------------------------------------------------------------------
                                                   2002          2001
-----------------------------------------------------------------------------
Assets

Current
  Cash                                           $117,690       $39,699
  Accounts receivable (note 4)                    345,454       139,453
  Inventory                                       147,846       107,257
  Prepaid expenses                                  4,682         5,398
-----------------------------------------------------------------------------
Total Current Assets                              615,672       291,807
-----------------------------------------------------------------------------
Intangible Assets (note 5)                         33,613             0
-----------------------------------------------------------------------------
Property and Equipment (note 6)                   104,458        91,903
-----------------------------------------------------------------------------
Total Assets                                     $753,743      $383,710
-----------------------------------------------------------------------------

Liabilities

Current
  Accounts payable and accrued liabilities
  (note 7)                                       $418,555      $325,075
  Loans payable (note 8)                           72,863         6,778
  Current portion of long-term debt (note 9)       62,079       211,208
-----------------------------------------------------------------------------
Total Current Liabilities                         553,497       543,061
Long-Term Debt (note 9)                           315,932       364,549
Deferred Revenue                                  113,377        64,259
Due to Cabot Management Limited (note 10)          70,105        56,249
Due to Director (note 10)                         140,297        24,401
-----------------------------------------------------------------------------
Total Liabilities                               1,193,208     1,052,519
-----------------------------------------------------------------------------

Stockholders' Deficit

Common Stock
  Authorized
    100,000,000 Common shares with a par value of $0.0001
    each
     20,000,000 Preferred shares with a par value of $0.0001
    each
  Issued and outstanding
     11,907,976 (7,942,009 - 2001) Common shares    1,191          794
Additional Paid-in Capital                      2,179,624    1,146,447
Other Comprehensive Income                         25,213       37,308
Accumulated Deficit                            (2,645,493)  (1,853,358)
----------------------------------------------------------------------------
Total Stockholders' Deficit                      (439,465)    (668,809)
----------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit      $753,743     $383,710
----------------------------------------------------------------------------
Contingency (note 11) Commitment (note 12)

See notes to consolidated financial statements.

NORTHSTAR ELECTRONICS, INC.
Consolidated Statements of Operations
Years Ended December 31
(U.S. Dollars)

                                   2002           2001           2000
----------------------------------------------------------------------------
Revenues                        $ 976,234     $ 1,176,527    $ 2,301,378
  Discounts                       148,425         171,830        187,392
----------------------------------------------------------------------------
Revenues net of Discounts         827,809       1,004,697      2,113,986
Cost of Goods Sold                253,377         472,227      1,370,427
----------------------------------------------------------------------------
Gross Margin                      574,432         532,470        743,559
----------------------------------------------------------------------------
Expenses
  Research and development        439,003          71,852         15,298
  Tax credits on research and
    Development                   (55,401)        (26,142)             0
  Salaries, wages and benefits    248,553         330,316        147,356
  Financial consulting            125,473               0              0
  Marketing                       123,662         139,758         86,674
  Rent                             95,226          78,423         65,608
  Business development             85,491          76,147              0
  Office                           51,446          38,092         49,720
  Interest and bank charges        43,779           4,228         16,480
  Professional and consulting fees 63,975          87,523        144,385
  Telephone, light and heat        32,671          26,067          9,001
  Interest on long-term debt       32,043          32,065         33,356
  Travel                           21,948          27,563         25,938
  Miscellaneous                    22,460          13,818         11,046
  Consulting                        4,402          42,900              0
  Depreciation and amortization    31,836          31,784         10,433
----------------------------------------------------------------------------
                                1,366,567         974,394        615,295
----------------------------------------------------------------------------
Income (Loss) Before Other
  Income                         (792,135)       (441,924)       128,264
Other Income                            0               0         19,472
Income (Loss) Before Income Taxes(792,135)       (441,924)       147,736
Income Tax Provision, current           0               0         66,000
Reduction of Current Taxes as a Result
  of Loss Application                   0               0        (66,000)
----------------------------------------------------------------------------
                                        0               0              0
----------------------------------------------------------------------------
Net Income (Loss)                (792,135)       (441,924)       147,736
Other Comprehensive Income (Loss) (12,095)          3,314         20,440
----------------------------------------------------------------------------
Total Comprehensive Income
  (Loss)                        $(804,230)      $(438,610)      $168,176
----------------------------------------------------------------------------
Net Income (Loss) Per Share      $  (0.08)        $ (0.06)        $ 0.02
----------------------------------------------------------------------------
Shares Used in
  Basic per share computation   9,954,597       7,820,940      7,616,548
  Diluted per share computation       N/A             N/A      8,446,586
----------------------------------------------------------------------------
See notes to consolidated financial statements.

NORTHSTAR ELECTRONICS, INC.
Consolidated Statements of Changes in Stockholders' Deficit
Years Ended December 31
(U.S. Dollars)

                            Addit-            Other                 Total
                            ional    Stock    Compre-   Accum-      Stock-
                            Paid-in  Subscr-  hensive   ulated      holder
              Shares Amount Capital  iptions  Income    Deficit     Equity
-----------------------------------------------------------------------------
Balance,
  December 31,
  1999       7,604,481 $760 $972,271 $10,000  $13,554 $(1,559,170) $(562,585)
Net income                0        0       0        0     147,736    147,736
Other comprehensive
  income             0    0        0       0   20,440           0     20,440
Issuance of common stock
  for cash      13,700    2   13,698       0        0           0     13,700
Issuance of common stock
  for services  40,000    4   19,996       0        0           0     20,000
Issuance of common stock
  for previous
  subscriptions 10,000    1    9,999 (10,000)       0           0          0
------------------------------------------------------------------------------
Balance,
  December 31,
  2000       7,668,181  767 1,015,964      0   33,994  (1,411,434)  (360,709)
Issuance of common stock
  for services 273,828   27    87,583      0        0           0     87,610
Value of uncompensated
  Services           0    0    42,900      0        0           0     42,900
Other comprehensive
  Income             0    0         0      0    3,314           0      3,314
Net loss             0    0         0      0        0    (441,924)  (441,924)
------------------------------------------------------------------------------
Balance,
  December 31,
  2001       7,942,009  794 1,146,447      0   37,308  (1,853,358)  (668,809)
Issuance of common stock
  For cash
   On private
   Placement 3,173,309  318 1,114,448      0        0           0  1,114,766
   On exercise
   of options   78,123    8         0      0        0           0          8
  For services 714,535   71   275,075      0        0           0    275,146
  Share issue
   Cost              0    0  (407,981)     0        0           0   (407,981)
  Valuation of stock
   Options           0    0    51,635      0        0           0     51,635
Other comprehensive
  Income             0    0         0      0  (12,095)          0    (12,095)
Net loss             0    0         0      0        0    (792,135)  (792,135)
------------------------------------------------------------------------------
Balance
  December 31,
  2002     11,907,976 $1,191 $2,179,624  $0  $25,213 $(2,645,493) $(439,465)
------------------------------------------------------------------------------
See notes to consolidated financial statements.

NORTHSTAR ELECTRONICS, INC.
Consolidated Statements of Cash Flows
Years Ended December 31
(U.S. Dollars)


                                    2002          2001           2000
------------------------------------------------------------------------------
Operating Activities
  Net income (loss)         $   (792,135) $   (441,924)      $147,736
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities
      Depreciation and
        Amortization              31,836        31,784         10,433
      Stock based and
        uncompensated services    51,635        42,900              0
      Services paid with
        common stock             275,146        87,610         20,000
  Changes in operating assets and liabilities
    Accounts receivable         (206,001)      302,970       (336,814)
    Prepaid expenses                 716        (3,339)         4,290
    Inventory and
      work-in-progress           (40,589)       28,279        (55,598)
    Accounts payable and accrued
      Liabilities                 89,973      (187,211)       411,739
-----------------------------------------------------------------------------
Cash Provided by (Used in)
  Operating Activities          (589,419)     (138,931)       201,786
-----------------------------------------------------------------------------
Investing Activities
  Acquisition of intangible
    Assets                       (33,613)            0              0
  Acquisition of property
    and equipment                (44,391)      (24,080)       (67,886)
-----------------------------------------------------------------------------
Cash Used in Investing
  Activities                     (78,004)      (24,080)       (67,886)
-----------------------------------------------------------------------------
Financing Activities
  Issuance of common stock
    for cash                     706,793             0         13,700
  Proceeds from long-term debt    30,066       189,415         52,029
  Repayment of long-term debt   (186,668)      (83,466)       (78,760)
  Advances from (repayment to)
    Cabot Management Limited      13,856        (3,771)       (14,580)
  Advances from (repayment to)
    Director                     115,896       (23,088)       (37,359)
  Loans payable                   66,085        (5,296)        (3,222)
-----------------------------------------------------------------------------
Cash Provided by (Used in)
  Financing Activities           746,028        73,794        (68,192)
-----------------------------------------------------------------------------
Effect of Foreign Currency
  Translation on Cash               (614)        3,314         20,440
-----------------------------------------------------------------------------
Inflow (Outflow) of Cash          77,991       (85,903)        86,148
Cash, Beginning of Year           39,699       125,602         39,454
-----------------------------------------------------------------------------
Cash, End of Year               $117,690       $39,699       $125,602
-----------------------------------------------------------------------------
Supplemental Information
  Interest paid                  $32,043       $32,065        $45,196
-----------------------------------------------------------------------------

NORTHSTAR ELECTRONICS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000
(U.S. Dollars)

1.   ORGANIZATION, BASIS OF PRESENTATION AND NATURE OF OPERATION

These financial statements include the accounts of Northstar Electronics, Inc. ("the Company") and its wholly-owned subsidiaries Northstar Technical Inc. ("NTI") and Northstar Network Ltd. ("NNL"). All inter-company balances and transactions are eliminated. The parent company was incorporated May 11, 1998 in the State of Delaware and had no operations other than organizational activities prior to the January 2000 merger described below. The Company's business activities are conducted principally in Canada and the financial statements are prepared in accordance with accounting principles generally accepted in the United States of America with all figures translated into United States dollars for reporting purposes.

On January 26, 2000, the Company completed the acquisition of 100% of the shares of Northstar Technical Inc. The merger was effected through the issuance of 4,901,481 shares of treasury stock by the Company with the former shareholders of the subsidiary receiving a majority of the total shares then issued and outstanding. The transaction has been accounted for as a reverse take over resulting in the consolidated financial statements including the results of operations of the acquired subsidiary prior to the merger.

As a result of the reverse takeover described above the liabilities of the accounting acquiree in excess of its identifiable assets were treated as a recapitalization and charged to additional paid-in capital.

The Company, through its subsidiaries, develops, produces and sells an undersea wireless communications system ("Netmind") and manufactures, under contract, defense and aerospace electronic systems. The Company also carries out research and development activities for customers on specific fixed price contract bases.

2.   SIGNIFICANT ACCOUNTING POLICIES

a.    Revenue recognition
Revenue from the sales of the NETMIND system are recognized on an accrual basis based on agreed terms with the customers. Sales are recorded when the systems are delivered and the customer is invoiced at the agreed terms. Contract manufacturing sales are recorded as each contracted unit is delivered to the contracting customer.

Research and development contracted for third parties is recognized as revenue upon completion of the contracted services with billing to the customer and agreed collection terms in place.

b. Inventory

Inventory and work-in-progress are valued at the lower of average cost and net realizable value.

NORTHSTAR ELECTRONICS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000
(U.S. Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

c.    Property and equipment

Property and equipment are recorded at cost less any government assistance received and are being amortized over their estimated useful lives or term of lease, whichever is shorter, using the rates and methods set out below:

                  Computer equipment -  20% Declining balance
                  Computer software -  30% Declining balance
                  Furniture and equipment - 20% Declining balance Manufacturing equipment - 20% Declining balance Leasehold improvements - 20% Straight-line

d.    Research and development

Research and development costs are expensed to operations as incurred.

e. Investment tax credits

Investment tax credit refunds arising from incurring qualifying research and development expenditures have been recorded in these financial statements as a reduction of the applicable research and development costs.

f.    Government assistance

NTI has been awarded assistance under certain Government of Canada assistance programs. Amounts received or receivable under these programs are recorded as other revenue at the time the amounts are approved for payment by the government agency.

g.    Foreign currency translation

The Company's operations and activities are conducted principally in Canada, hence the Canadian dollar is the functional currency, which is translated into U.S. dollars for reporting purposes as follows:


(i) Monetary assets and liabilities at the rate of exchange in effect as at the balance sheet date;


(ii) Non-monetary assets and liabilities at the exchange rates prevailing at the time of the acquisition of the assets or assumption of the liabilities; and

(iii) Revenues and expenditures at the average rate of exchange for the year.

Gains and losses arising from this translation of foreign currency are accounted for as other comprehensive income (loss).


NORTHSTAR ELECTRONICS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000
(U.S. Dollars)



2.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

h.    Other comprehensive income (loss)

The Company has other comprehensive income (loss) arising from foreign currency translation. Accordingly, other comprehensive income (loss) is shown as a separate component of stockholders' equity (deficit).


i.    Net income (loss) per share

Net income (loss) per share calculations are based on the weighted average number of common shares outstanding during the year. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the year.
The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented:


                                                      Weighted
                                                      Average       Net
                                        Net Income     Number   Income (Loss)
                                          (Loss)      of Shares   Per Share
-------------------------------------------------------------------------------
Year ended December 31, 2000
  Basic net income                      $ 147,736     7,616,548     $ 0.02
Effect of dilutive securities
  Stock options outstanding                     0       830,038       0.00
-------------------------------------------------------------------------------
Diluted net income                      $147,736      8,446,586     $ 0.02
-------------------------------------------------------------------------------
Year ended December 31, 2001
  Basic net loss                       $(441,924)     7,820,940    $ (0.06)
-------------------------------------------------------------------------------
Year ended December 31, 2002
  Basic net loss                       $(792,092)     9,954,597    $ (0.08)
-------------------------------------------------------------------------------

j.    Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to the determination of the impairment of assets, useful lives for depreciation and amortization. Financial results as determined by actual events could differ from those estimates.

NORTHSTAR ELECTRONICS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000
(U.S. Dollars)

2.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

k.     Financial instruments

The Company's financial instruments consist of cash, accounts receivable, accounts payable and accrued liabilities, loans payable, long-term debt, due to Cabot Management Limited and due to director. The Company is exposed to interest, currency and credit risks arising from these financial instruments. Management feels the Company has taken steps necessary to minimize these risks. The fair value of these financial instruments approximate their carrying value, unless otherwise noted.

l.     Stock-Based Compensation

The Company applies the Intrinsic value method of accounting as prescribed by APB Opinion No. 25 "Accounting for Stock issued to Employees" and related interpretations, in accounting for options granted to employees. As such, compensation expense is recorded on the date of the grant when the market price of the underlying stock exceeds the exercise price. SFAS 123 "Accounting for Stock-based Compensation" establishes accounting and disclosure requirements using the fair value-based method of accounting for stock-based compensation plans. As allowed by SFAS 123, the company elected to continue to apply the intrinsic value-based method of accounting described above and have adopted the disclosure requirements of FAS 123 (note 13).

m.     Recent accounting pronouncements

(i) In July 2001, FASB issued Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. This statement includes requirements to test good will and indefinite lived intangible assets for impairment rather than amortization. This statement is effective for years beginning December 15, 2001.

(ii) In October 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", and develops a single accounting model, based on the framework established in SFAS No. 121 for Long-Lived Assets to be disposed of by sales, whether such assets are or are not deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. The standard was adopted on January 1, 2002, and does not have a material effect on the consolidated financial statements.


(iii) In November 2001, the FASB issued EITF Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for `Out of Pocket' Expenses Incurred". This guidance requires companies to recognize the recovery of reimbursable expenses such as travel costs on service contracts as revenue. These costs are not be netted as a reduction of cost. This guidance was implemented on January 1, 2002, and does not have a material effect on the consolidated financial statements.

NORTHSTAR ELECTRONICS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000
(U.S. Dollars)

2.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

(IV) In September 2000, the EITF reached a final consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. Adoption of this consensus did not change the Company's existing accounting policies or disclosures.

(v) In December 2002, FASB issued SFAS 148, "Accounting for Stock-based Compensation - Transition and Disclosure, an amendment to SFAS 123". SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock-based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendment to SFAS 123, which provides for additional methods, are effective for the periods beginning after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

3.    ECONOMIC DEPENDENCE

During 2002 and 2001 one customer accounted for 28% of the Company's sales. The Company has no further contracts in place with this customer at this time although additional orders are anticipated from this customer.

4.   ACCOUNTS RECEIVABLE

                                                      2002          2001
------------------------------------------------------------------------------
Trade receivables                                   $93,066       $55,117
Government assistance -
research and development                            197,239        67,333
Investment tax credits receivable                    55,149        17,003
------------------------------------------------------------------------------
                                                   $345,454      $139,453
------------------------------------------------------------------------------

NORTHSTAR ELECTRONICS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000
(U.S. Dollars)


5.    INTANGIBLE ASSETS

In 2002 the Company acquired the design rights and tooling for a significant component of its Netmind system. The asset has an indefinite life and will be tested for impairment annually.

6.    PROPERTY AND EQUIPMENT

                                                      2002
                                                  Accumulated
                                                  Depreciation
                                                      And
                                      Cost        Amortization        Net
----------------------------------------------------------------------------
Computer equipment                  $28,266         $10,529        $17,737
Computer software                    53,616          32,053         21,563
Furniture and equipment              33,792         16,324          17,468
Manufacturing equipment              49,983          8,181          41,802
Leasehold improvements                7,180          1,292           5,888
---------------------------------------------------------------------------
                                   $172,837        $68,379        $104,458
---------------------------------------------------------------------------
                                                      2001
                                                  Accumulated
                                                  Depreciation
                                                      And
                                      Cost        Amortization        Net
----------------------------------------------------------------------------
Computer equipment                $  19,441       $   4,745      $  14,696
Computer software                    55.902          19,490         36,412
Furniture and equipment              39,846          14,990         24,856
Manufacturing equipment              18,310           4,550         13,760
Leasehold improvements                2,516             337          2,179
---------------------------------------------------------------------------
                                  $ 136,015       $  44,112      $  91,903
---------------------------------------------------------------------------

NORTHSTAR ELECTRONICS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000
(U.S. Dollars)

7.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
                                                  2002              2001
----------------------------------------------------------------------------
Trade payables                                 $361,180          $295,848
Payroll and other accrued liabilities            57,375            29,227
----------------------------------------------------------------------------
                                               $418,555          $325,075
----------------------------------------------------------------------------


8.    LOANS PAYABLE
                                                  2002              2001
----------------------------------------------------------------------------
10% demand loan payable on November 5, 2002.
The loan was repaid in January, 2003           $63,390                 $0
10% demand loan payable on June 26, 2003         6,656                  0
10% loan payable to Enterprise Newfoundland and
Labrador in monthly interest payments, due
on demand                                        2,817              6,778
----------------------------------------------------------------------------
                                               $72,863             $6,778
----------------------------------------------------------------------------

9.     LONG-TERM DEBT

                                                  2002               2001
----------------------------------------------------------------------------
Atlantic Canada Opportunities Agency ("ACOA")
Interest free loan with monthly principal
repayments of $3,256 Cdn each commencing
June 1, 2002 ($133,467 Cdn)                     $84,605          $107,837
12% loan with monthly principal repayments of
$1,786 Cdn each ($75,006 Cdn)                    47,546            60,274
Interest free loan repayable in 72 monthly
consecutive instalments of $3,119 Cdn each
commencing July 1, 2002 ($168,403 Cdn)          106,751           128,644
Interest free unsecured loan repayable in monthly
payments of Cdn $5,938 commencing April, 2004
($350,875 Cdn)                                  222,420           189,415
Interest free loan payable in monthly payments of
Cdn $867 commencing January 2004 ($47,432
Cdn)                                             30,066                 0
Pathfinder Enterprises Inc.
10% loan with monthly interest payments only, due
July 5, 2002, secured by a floating charge
debenture ($240,000 Cdn)                              0           153,846
----------------------------------------------------------------------------
                                                491,388           640,016
Less:  Current portion                           62,079           211,208
----------------------------------------------------------------------------
                                                429,309           428,808
Discount on interest free loans payable        (113,377)          (64,259)
----------------------------------------------------------------------------
                                               $315,932          $364,549
----------------------------------------------------------------------------

NORTHSTAR ELECTRONICS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000
(U.S. Dollars)

10.    RELATED PARTY TRANSACTIONS

(i) The amount due to Cabot Management Limited, an associated company related by a common shareholder and director, bears no interest, has no set terms of repayment and is subordinated to amounts due ACOA.
(ii) The amount due to a director bears no interest and has no set terms of repayment and is subordinated to amounts due ACOA.

11.    CONTINGENT LIABILITY

The Company is a defendant in a lawsuit commenced against them by their former master distributor. The former distributor has alleged that the Company has interfered with the ability of the former distributor to sell products. The Company has filed a counter claim for monies owing by the former distributor to the Company.

12.    COMMITMENT

The Company is committed to minimum rental payments of $77,000 per year for the next two years for office space and operations facilities.

13.    STOCK OPTIONS

The following table summarizes the Company's stock option activity for the years ended December 31, 2002 and 2001:

                                                                  Weighted
                                                 Exercise          Average
                                   Number         Price            Exercise
                                 of Shares      Per Share           Price
-----------------------------------------------------------------------------
Balance, December 31, 2000       1,159,000   $ 0.50              $ 0.50
Granted during year                388,123   $ 0.0001 to $ 0.60  $ 0.43
-----------------------------------------------------------------------------
Balance, December 31, 2001       1,547,123   $ 0.0001 to $0.60   $ 0.48
Granted during year              1,755,000   $ 0.50 to $ 1.00    $ 0.56
Cancelled                         (100,000)  $ 0.50              $ 0.50
Exercised                          (78,123)  $ 0.0001            $ 0.0001
-----------------------------------------------------------------------------
Balance, December 31, 2002       3,124,000     $ 0.50 to $ 1.00    $ 0.57
-----------------------------------------------------------------------------

NORTHSTAR ELECTRONICS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000
(U.S. Dollars)

13.    STOCK OPTIONS (Continued)

As at December 31, 2002 and 2001, the outstanding stock options granted to directors, employees and others are as follows:

                         Exercise                    Number of Shares
Expiry Date              Price                    2002              2001
----------------------------------------------------------------------------
February 12, 2004         $ 0.50                250,000           250,000
February 12, 2009         $ 0.50                540,000           540,000
October 12, 2009          $ 0.50                 25,000            25,000
December 15, 2010         $ 0.50                244,000           344,000
October 26, 2003          $ 0.50                160,000           160,000
March 31, 2006            $ 0.0001                    0            41,667
April 24, 2011            $ 0.50                 25,000            25,000
May 25, 2006              $ 0.0001                    0            36,456
September 17, 2006        $ 0.50                 50,000            50,000
January 26, 2006          $ 0.50                 75,000            75,000
June 25, 2007             $ 0.50                175,000                 0
June 25, 2007             $ 0.75                125,000                 0
July 5, 2007              $ 0.50                815,000                 0
December 19, 2012         $ 0.50                405,000                 0
October 1, 2003           $ 0.50                 75,000                 0
October 1, 2003           $ 0.75                 75,000                 0
October 1, 2003           $ 1.00                 75,000                 0
December 4, 2011          $ 0.50                 10,000                 0
-----------------------------------------------------------------------------
Total outstanding                             3,124,000         1,547,123
-----------------------------------------------------------------------------

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options granted to employees, and accordingly, compensation expense of $24,000 (2001 - $37,240) was recognized as salaries expense. Had compensation expense been determined as provided in SFAS 123 using the Black-Scholes option-pricing model, the pro-forma effect on the Company's net loss and per share amounts would have been as follows:

                                                  2002              2001
-----------------------------------------------------------------------------
Net loss, as reported                         $(792,135)        $(441,924)
Add: stock-based employee compensation expense
    under intrinsic value method, included in
    reporting net income, net of related
    tax effects                                  24,000            37,240
Deduct: Total stock-based compensation expense
    determined under fair value based method
    for all Awards, net of related tax
    effects                                    (414,054)          (67,480)
-----------------------------------------------------------------------------
Net loss, pro-forma                         $(1,182,189)        $(472,164)
-----------------------------------------------------------------------------
Net loss per share, as reported                 $ (0.08)          $ (0.06)
Net loss per share, pro-forma                   $ (0.12)          $ (0.06)
-----------------------------------------------------------------------------

NORTHSTAR ELECTRONICS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000
(U.S. Dollars)

13.    STOCK OPTIONS (Continued)

The fair value of each option grant is calculated using the following weighted average assumptions:

-----------------------------------------------------------------------------
Expected life (years)                               7              5
Interest rate                                   4.38%          4.00%
Volatility                                     80.86%         45.04%
Dividend yield                                  0.00%          0.00%
-----------------------------------------------------------------------------


14.    INCOME TAXES

The subsidiaries have operating losses which may be carried forward to apply against future year's Canadian taxable income. The tax effect has not been recorded in these consolidated financial statements. These losses expire as follows:

----------------------------------------------------------------------------
2002                                                            $109,000
2003                                                             245,000
2004                                                             344,000
2006                                                             180,000
2009                                                             123,000
----------------------------------------------------------------------------
                                                              $1,001,000
----------------------------------------------------------------------------

The components of future income tax assets are as follows:

                                                   2002              2001
----------------------------------------------------------------------------
Future income tax assets
  Non-capital loss carry forwards             $2,112,000        $1,320,000
  Approximate tax rate                               40%               45%
----------------------------------------------------------------------------
                                                 844,800           594,000
Less:  Valuation allowance                      (844,800)         (594,000)
----------------------------------------------------------------------------
                                                      $0                $0
----------------------------------------------------------------------------

15.    SUBSEQUENT EVENT

Subsequent to December 31, 2002 the Company issued 1,295,655 shares of common stock for cash of $576,030.


Item 8. Changes in and Disagreements With Accountants on Accounting and Financial DisclosureThere are no reportable disagreements on accounting or financial disclosure issues


                                PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      Name of Director             Age     Office
      ----------------             ---     ------
      Wilson Russell, PhD           57     President and Principal
                                           Financial Officer
          Mr. Frank Power           60     Director
        David Buttle, PhD           54     Director

Item 10. Executive compensation
During the year the Company paid $35,227 (2001 - $32,692) to Wilson Russell for his services.

Item 11. Security Ownership of Certain Beneficial Owners and Management


                Name                        Number         Percentage
      Class     and Address                 of Shares      of Shares*
---------------------------------------------------------------------
      Common      Frank Power               1,018,200	        8.51%
                  998 Riverside Drive
                  Port Coquitlam, B.C.
                  Canada    V3B 7Y4
      Common      Wilson Russell            1,786,716        15.05%
                  4742 Collingwood Street
                  Vancouver, B.C.
                  Canada    V6S 2B4
      Common      David Buttle                 44,399         0.37%
                  The Well House, Burkham
                  Wokington, Berkshire
                  United Kingdom RG114P5

      Common      All officers and directors
                  as a group                2,849,315        23.93%

 *Based on 11,907,976 shares of common stock issued and outstanding
  December 31, 2002

Item 12. Certain Relationships and Related Transactions
No change since previous filing

                                 PART IV

Item 13. Exhibits and Reports on Form 8-K
No change in exhibits since previous filing
No Form 8K was filed during the fourth quarter of 2002

Item 14. Controls and Procedures
Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Executive and Financial Officer, of the effectiveness of the design and operation of the Company's disclosure and control procedures. Based upon that evaluation, the Chief Executive and Financial Officer concluded that the Company's disclosure and control procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these subsequent to the date of their evaluation.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(Registrant)                        Northstar Electronics, Inc.
                                    /S/ WILSON RUSSELL
By (Signature and Title)                Wilson Russell, PhD
                                        President, Principal
                                        Financial Officer
Date March 26, 2003
                                    /S/ FRANK POWER
By (Signature and Title)                Frank Power
                                        Director
Date March 26, 2003
                                    /S/ DAVID BUTTLE
By (Signature and Title)                David Buttle, PhD
                                        Director,
                                        Appointed March, 2002
Date March 26, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 W.S.C. SECTION 1350 as adopted and PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, the undersigned Chief Executive Officer and chief Financial Officer, or persons fulfilling similar functions, each certify:

(i) That the financial information included in this Annual Report fairly presents in all material respects the financial condition and results of operations of the Company as of December 31, 2002 and for the periods presented in the report; and
(ii) That the Annual Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities exchange Act of 1934

By:      /s/ Wilson Russell

Title:       Chief Executive Officer and Chief Financial Officer
Date:        March 26, 2003


302 CERTIFICATION

I,  Wilson Russell, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Northstar
   Electronics, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 26, 2003              /s/  Wilson Russell
                                  -------------------
                                  Wilson Russell, Chief Financial
                                  Officer and Director