Form 10QSB
period 2003-03-31
NORTHSTAR ELECTRONICS INC
filed 2003-05-14
CIK 1082027

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
     AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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









PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
------------------------------------------------------------------------------
NORTHSTAR ELECTRONICS, INC.

Consolidated Financial Statements
Three Months Ended March 31, 2003
U.S. Dollars
Unaudited
Prepared by management


Consolidated Balance Sheets at March 31, 2003 and at December 31, 2002

Consolidated Statements of Operations for the Three Months Ended March 31,
2003

Consolidated Statements of Changes in Stockholders' Equity for the Three Months Ended March 31,2003

Consolidated Statements of Cash Flows for the Three Months Ended March 31,
2003

Notes to Consolidated Financial Statements























NORTHSTAR ELECTRONICS, INC.
Consolidated Balance Sheets
Unaudited
U.S. Dollars
                                                    March 31       December 31
ASSETS                                                  2003    2002 - autited
                                                    --------       -----------
Current
      Cash                                          $495,944          $117,690
      Receivables                                    322,778           345,454
      Inventory and work in progress                 192,940           147,846
      Prepaid expenses                                 8,336             4,682
                                                    --------       -----------
Total Current Assets                               1,019,998           615,672
Property and Equipment                               129,781           138,071
                                                    --------       -----------
Total Assets                                      $1,149,779          $753,743
                                                    --------       -----------
LIABILITIES
Current
      Accounts payable and accrued liabilities      $253,267          $418,555
      Loans payable                                   50,000            72,863
      Current portion of long term debt               64,243            62,079
                                                    --------       -----------
Total Current Liabilities                            367,510           553,497
Long term debt                                       611,906           429,309
Due to Cabot Management Limited                       72,550            70,105
Due to Director                                       44,460           140,297
                                                    --------       -----------
Total Liabilities                                  1,096,426         1,193,208
                                                    --------       -----------
STOCKHOLDERS' EQUITY
Common Stock
      Authorized
            100,000,000 shares of common stock with a par value of $0.0001 each
             20,000,000 shares of preferred stock with a par value of $0.0001 each
      Issued and outstanding
             14,051,942 shares of common stock         1,405             1,191
            (11,907,976 December 31, 2002)
Additional paid in capital                         2,818,515         2,179,624
Other comprehensive income (loss)                     (5,024)           25,213
Deficit                                           (2,761,543)       (2,645,493)
                                                    --------       -----------
Total Stockholders' Equity (Deficit)                  53,353          (439,465)
                                                    --------       -----------
Total Liabilities and Stockholders' Equity        $1,149,779          $753,743
                                                    --------       -----------


NORTHSTAR ELECTRONICS, INC.
Consolidated Statements of Operations
Three Months Ended March 31
Unaudited
U.S.Dollars

                                                             Three Months
                                                        2003              2002
                                                        ----              ----
Sales                                               $323,118          $197,252
Cost of goods sold                                   148,913           110,788
                                                    --------          --------
Gross margin                                         174,205            86,464
Recovery of research and development                  73,406                 -
Other income                                             524             6,160
                                                    --------          --------
                                                     248,135            92,624
                                                    --------          --------
Expenses
      Salaries                                       137,221           114,637
      Financial consulting                            90,163            93,288
      Management services                                  -            28,603
      Professional fees                               15,307            19,819
      Advertising and marketing                       22,054            14,013
      Rent                                            24,222            23,759
      Investor relations                              22,983            13,716
      Office                                          13,965            11,038
      Travel and business development                  7,159             9,350
      Interest on debt                                 8,351             9,570
      Telephone and utilities                         10,691             8,400
      Proposal development costs                           -             7,012
      Repairs and maintenance                          2,975             4,032
      Amortization                                     5,405             1,840
      Bank charges and interest                        2,654             1,056
      Transfer agent                                   1,035               270
                                                    --------          --------
                                                     364,185           360,403
                                                    --------          --------
Net (loss) for period                              $(116,050)        $(267,779)
                                                    --------          --------
Net (loss) per share                               $(0.01)           $(0.03)
Weighted average number of shares outstanding     12,622,631         8,267,963


NORTHSTAR ELECTRONICS, INC.
Consolidated Statement of Changes in Stockholders' Equity
Three Months Ended March 31, 2003
Unaudited
U.S. Dollars
                               Addit-      Other                 Total
                               ional       Compre-  Accumu-      Stockholder
                               Paid in     hensive  lated        Equity
               Shares  Amount  Capital     Income   Deficit      (Deficit)
------------------------------------------------------------------------------
Balance
December 31,
2002       11,907,976  $1,191  $2,179,624  $25,213  $(2,645,493)  $(439,465)

Net loss for
three months        -       -           -        -     (116,050)   (116,050)

Other
comprehensive
income (debits)     -       -           -  (30,237)           -     (30,237)

Issuance of
common stock
for cash    1,935,570     193     827,454        -            -     827,647

Issuance of
common stock
for services  208,396      21      93,553        -            -      93,574

Share issue
Costs               -       -    (282,116)       -            -    (282,116)
------------------------------------------------------------------------------
Balance
March 31,
2003       14,051,942  $1,405  $2,818,515  $(5,024) $(2,761,543)    $53,353
------------------------------------------------------------------------------


NORTHSTAR ELECTRONICS, INC.
Consolidated Statement of Cash Flows
Three Months Ended March 31, 2003
Unaudited
U.S.Dollars

                                                               March 31
                                                        2003              2002
                                                        ----              ----
Operating Activities
      Net income (loss)                            $(116,050)        $(267,779)
      Adjustments to reconcile net income (loss) to net
        cash used by operating activities
             Amortization                              5,405             1,840
             Issuance of common stock for services    93,574            37,360
      Changes in operating assets and liabilities   (212,059)          (22,022)
                                                    --------          --------
Net cash (used) provided by operating activities    (229,130)         (250,601)
                                                    --------          --------
Investing Activities
        (Acquisition) disposal of
         property and equipment                        2,885               355
        Acquisition of transducer technology               -           (32,000)
                                                    --------          --------
Net cash (used) provided by investing activities       2,885           (31,645)
                                                    --------          --------
Financing Activities
         Issuance of common shares for cash          545,531           286,111
         Increase (repayment) of long term debt      182,597            23,054
         Due to Cabot Management Limited               2,445             1,076
         Advances from (repayment to) director       (95,837)           13,334
                                                    --------          --------
Net cash (used) provided by financing activities     634,736           323,575
                                                    --------          --------
Effect of foreign exchange on translation           (30,237)          (11,034)
                                                    --------          --------
Inflow of cash                                       378,254            30,295
Cash, beginning of period                            117,690            39,699
                                                    --------          --------
Cash, end of period                                 $495,944           $69,994
                                                    --------          --------
Supplemental information
      Interest paid                                  $8,351            $9,570
      Shares issued for services                     $93,574           $37,360
      Corporate income taxes paid                    $0                $0


NORTHSTAR ELECTRONICS, INC.
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2003
Unaudited
U.S. Dollars

1. ORGANIZATION AND BASIS OF PRESENTATION
These financial statements include the accounts of Northstar Electronics, Inc. ("the Company") and its wholly owned subsidiaries Northstar Technical Inc. ("NTI") and Northstar Network Ltd. ("NN"). All inter company balances and transactions are eliminated. The Company was incorporated May 11, 1998 in the State of Delaware and had no operations other than organizational activities prior to the January 1999 merger with NTI described as follows:
On January 26, 1999 the Company completed the acquisition of 100% of the shares of NTI. The Company, with the former shareholders of NTI receiving a majority of the total shares then issued and outstanding, effected the merger through the issuance of 4,901,481 shares of common stock from treasury. The transaction has been accounted for as a reverse take over resulting in the consolidated financial statements including the results of operations of the acquired subsidiary prior to the merger.

The Company's business activities are conducted principally in Canada but these financial statements are prepared in accordance with accounting principles generally accepted in the United States with all figures translated into United States dollars for reporting purposes.

These unaudited consolidated interim financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information, are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's December 31, 2002 Form 10-KSB.

In the opinion of the Company's management, this consolidated interim financial information reflects all adjustments necessary to present fairly the Company's consolidated financial position at March 31, 2003 and the consolidated results of operations and the consolidated cash flows for the three months then ended. At March 31, 2003, 73% of the Company's revenues were generated from one contract, which was substantially complete at March 31, 2003 - the Company is continually marketing its services for follow on contracts. At March 31, 2002, the Company recorded nil revenues from contract work. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

2. COMMON STOCK
During the three months ended March 31, 2003, the following shares of common stock were issued:
      For services                         208,396
      For cash                           1,935,570
                                         ---------
                                         2,143,966
The above common shares issued for services received represent fair value at the market value of those services.

Item 2. Management's Discussion and Analysis or Plan of Operation.
The following discussion should be read in conjunction with the accompanying unaudited consolidated financial information for the three month periods ended March 31, 2003 and March 31, 2002 prepared by management and the audited consolidated financial statements for the twelve months ended December 31, 2002 as presented in the Form 10KSB.

Although the Company has experienced a net loss this quarter, it has expended considerable effort in developing new business in new markets for NETMIND and for new design and contract manufacturing work in an effort to materially benefit the future business of the Company. The Company's operations were close to break even for the quarter before the expenses incurred for engineering and business development.

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

Sales for NETMIND have been somewhat slower than expected during this three months period. Sales have not expanded in Europe as we had anticipated. However, an upswing in activity over the next six months is expected.

b - The AQUACOMM Project
The AQUACOMM project involves the development of new, leading edge multiple application sonar technologies and products for a variety of industries. These include defense, offshore oil and gas, commercial fishing, oceanography, marine environment and marine transportation. The Company's funding for AQUACOMM totaling US$2,394,000 includes $2,040,000 from the Canadian federal government comprising $1,420,000 from the Atlantic Innovation Fund (announced July 9,2002), $230,000 from the National Research Council (announced August 14,2002) and $390,000 from Scientific Research tax credits (cash refunds made after each fiscal year end based on eligible research and development expenses). The balance is being funded through equity financing. The AQUACOMM development is scheduled to last three years. To date, the Company has received $292,003 from this funding.

The Company intends to use its Venture Technology Business Model to maximize the success of the new AQUACOMM technologies. In this model, our core technology is invested in partnerships with established companies in the different industry sectors.

An example of our modus operandi is the development of a mooring line monitoring system for the offshore oil and gas industry. We expect to have such a system ready for commercial sale by the second quarter of 2003 and we intend to market it through a strategic alliance with an international oil field company.

Should our Venture Technology Business Model prove to be successful, we intend to provide up to ten new products arising from the AQUACOMM project to be sold by established companies in their sectors of influence.

c - Defense Sonar System
During this quarter the Company completed a contract to design and construct prototype sonar hardware for a defense protection system. It is designed for the protection of navy ships, ports and harbors. We expect that Homeland Security and Anti Terrorism will become a major part of our business over the next five years with production of these and other systems.

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

The aforementioned defense sonar system is an example of how Systems Integration will work for us. In this project, we had four subcontractors who carried out various tasks, with Northstar bringing all the component parts together for final assembly, testing, quality control and delivery to the customer.

Subsequent Events
Subsequent to March 31, 2003 the Company issued 87,000 shares of common stock for cash of $36,910.

Results of Operations
Comparison of the three months ended March 31, 2003 with the three months ended March 31, 2002.

Revenue for the three month period ended March 31, 2003 was $323,118 compared to $197,252 of revenue recorded during the same period of the prior year. This comparative increase is the result of the completion of the contract for the intruder detection system in this quarter. Gross profits increased from $86,464 (44%) in the prior period to $174,205 (54%) in the current period. The increase was due to the fact that the costs to produce NETMIND systems have been reduced by increased efficiencies in production. The Company continues to negotiate for subsequent material contracts with Lockheed Martin and others.


The net loss for the three month period ended March 31, 2003 was $(116,050) compared to a net loss of $(267,779) for the three months ended March 31, 2002. Over this past quarter, the Company has invested considerable resources in seeking out additional and future contract manufacturing opportunities and is confident that the efforts will return positive results to the Company over the ensuing months and years.

During the quarter the Company continued to pursue the $2.0 B Maritime Helicopter Project as one of Lockheed Martin Canada's team members. This contract should be awarded in 2004. The Company is also actively attempting to secure a first contract on the Joint Strike Fighter program in the United States, having already signed Memoranda of Interest with Lockheed Martin and four of its partner companies.

A highly significant event for the Company in this quarter was the completion of the underwater intruder detection system prototypes. The Company now expects to further expand its acoustic capabilities into military and anti terrorist applications as well as the offshore petroleum industry. We are actively pursuing contracts in these areas and we expect to see results later this year.

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

Comparison of Financial Position at March 31, 2003 with December 31, 2002 The Company improved its working capital position at March 31, 2003 to $652,488 with current assets of $1,019,998 which are in excess of current liabilities of $367,510. At December 31, 2002 the Company had working capital of $62,175.

Liquidity and Capital Resources
The Company has decreased its shareholder's deficit as a result of its efforts to increase investor awareness and investment in the Company. During the quarter the Company issued 1,935,570 shares of common stock for cash of $827,647 pursuant to a Regulation S offering.

The Company is also offering a private placement unit offering pursuant to Regulations D and S for up to 700,000 units at $0.30 per unit (reduced from $0.35 per unit). Each unit consists of one common share plus two warrants: one A warrant exercisable at $0.35 (reduced from $0.50) to acquire one common share and a B warrant exercisable at $0.50 (reduced from $0.75) to acquire one share. At March 31, 2003 the Company had 541,664 A warrants and 541,664 B warrants outstanding.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
No change since previous filing.

Item 2. Changes in Securities.
Options Granted         Date              Exercise Price          Expiry Date
---------------         ----              --------------          -----------
None                    -                 -                       -

Common Stock Issued     Date                 Consideration
-------------------     ----                 -------------
291,665                 January 15, 2003     $87,500
1,643,905               Jan/Feb/March, 2003  $740,147
8,834                   January, 2003        services valued at $3,975
4,991                   January, 2003        salary valued at $2,200
5,906                   February, 2003       services valued at $5,906
188,665                 Jan/Feb/March, 2003  services valued at $84,899

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

May 12, 2003                  Northstar Electronics, Inc.
                              (Registrant)

                              By: /s/ Wilson Russell
                              Wilson Russell, PhD
                              President and Principal Financial Officer

     CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
              PURSUANT TO 18 W.S.C. SECTION 1350 AS ADOPTED
        PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, the undersigned Chief Executive Officer and chief Financial Officer, or persons fulfilling similar functions, each certify:

(i)That the financial information included in this Quarterly Report fairly presents in all material respects the financial condition and results of operations of the Company as of March 31, 2003 and for the periods presented in the report; and
(ii)That the Quarterly Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities exchange Act of
1934

                                 By:     /s/ Wilson Russell

					   Title:  Chief Executive Officer and
                                         Chief Financial Officer

                                 Date:   May 12, 2003