Form 10QSB
period 2003-06-30
NORTHSTAR ELECTRONICS INC
filed 2003-08-13
CIK 1082027

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
     AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to befiled by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [] No []
Not Applicable


















PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHSTAR ELECTRONICS, INC.
Consolidated Financial Statements
Six Months Ended June 30, 2003
U.S. Dollars
Unaudited
Prepared by management

Consolidated Balance Sheets at June 30, 2003 and at December 31, 2002 Consolidated Statements of Operations for the Three and Six Month Periods Ended June 30, 2003
Consolidated Statements of Changes in Stockholders' Equity for the Six Months Ended June 30, 2003
Consolidated Statements of Cash Flows for the Six Months Ended June 30,
2003
Notes to Consolidated Financial Statements


PART II - OTHER INFORMATION

Item 1.           Legal Proceedings
Item 2.           Changes in Securities
Item 3.           Defaults Upon Senior Securities
Item 4.           Submission of Matters to a Vote of Security Holders
Item 5.           Other Information
Item 6.           Exhibits and Reports on Form 8K

SIGNATURES.



























NORTHSTAR ELECTRONICS, INC.
Consolidated Balance Sheets
Unaudited
U.S. Dollars
                                                     June 30   December 31
ASSETS                                                  2003          2002
Current
      Cash                                          $350,989      $117,690
      Receivables                                    266,852       345,454
      Inventory and work in progress                 218,446       147,846
      Prepaid expenses                                11,232         4,682

Total Current Assets                                 847,519       615,672
Intangible assets                                     33,613        33,613
Property and Equipment                               108,855       104,458

Total Assets                                        $989,987      $753,743

LIABILITIES
Current
      Accounts payable and accrued liabilities      $223,124      $418,555
      Loans payable                                        -        72,863
      Expense recovery recorded in advance            44,014             -
      Current portion of long term debt               66,594        62,079

Total Current Liabilities                            333,732       553,497
Long Term Debt                                       545,806       429,309
Due to Cabot Management Limited                       81,618        70,105
Due to Director                                       13,188       140,297

Total Liabilities                                    974,344     1,193,208

STOCKHOLDERS' EQUITY
Common Stock
      Authorized
            100,000,000 shares of common stock with a par
                        value of $0.0001 each
             20,000,000 shares of preferred stock with a par
                        value of $0.0001 each
      Issued and outstanding
             14,259,210 shares of common stock         1,426         1,191
                (11,907,976 December 31, 2002)
Additional Paid in Capital                         2,876,046     2,179,624
Other Comprehensive Income                           (38,530)       25,213
Deficit                                           (2,823,299)   (2,645,493)

Total Stockholders' Equity (Deficit)                  15,643      (439,465)

Total Liabilities and Stockholders' Equity          $989,987      $753,743








NORTHSTAR ELECTRONICS, INC.
Consolidated Statements of Operations
Three Months and Six Months Ended June 30
Unaudited
U.S. Dollars

                                       Three Months             Six Months
                                    2003       2002        2003       2002

Sales                           $200,183   $189,779    $588,897   $469,020
Discounts                         31,518     53,771      97,114    104,242

Sales net of discounts           168,665    167,526     491,783    364,778
Cost of goods sold                19,383     97,352     168,296    298,140

Gross margin                     149,282     70,174     323,487    156,638
Recovery of research
     and development             251,975          -     325,381          -
Other income                       4,127     (6,062)      4,651         98
                                 405,384     64,112     653,519    156,736

Expenses
      Salaries                   231,099    126,868     368,320    220,025
      Financial consulting        12,526     25,920     102,689     54,523
      Professional fees            7,784     (6,533)     23,091     13,286
      Advertising and marketing   33,369     21,535      55,423     35,548
      Rent                        25,538     20,154      49,760     40,123
      Research and development    45,812     35,035      45,812     63,700
      Investor relations          33,253     19,651      56,236     33,367
      Office and administration   31,605     11,705      48,224     21,749
      Travel and business
        development               18,600      2,593      25,759     11,943
      Interest on debt             8,355     10,302      16,706     19,872
      Telephone and utilities     13,097      7,198      23,788     14,253
      Amortization                 2,693        921       8,098      2,761
      Proposal development costs   2,346          8       2,346      7,020
      Repairs and maintenance        290       (267)      3,265      3,765
      Transfer agent fees            773        508       1,808        778
          Total expenses         467,140    275,598     831,325    542,713

Net income (loss) for period   $ (61,756) $(181,876)  $(177,806) $(385,977)

Net income (loss) per share       $(0.00)    $(0.02)     $(0.01)    $(0.04)

Weighted average number of shares
 Outstanding                  12,799,104  8,841,912  13,156,432  9,513,987













NORTHSTAR ELECTRONICS, INC.
Consolidated Statement of Changes in Stockholders' Equity
Six Months Ended June 30, 2003
Unaudited
U.S. Dollars
                                         Other
                            Additional   Compre-   Accumu-     Total
                            Paid in      hensive     lated     Stockholder
              Shares Amount Capital      Income    Deficit     Equity
                                                               (Deficit)
Balance
December
31, 2002  11,907,976 $1,191 $2,179,624   $25,213 $(2,645,493) $(439,465)

Net loss
for
six months         -      -          -         -    (177,806)  (177,806)

Other
comprehensive
credits (debits)	 -	  -          -   (63,743)          -    (63,743)

Issuance of
common stock
for cash   2,097,070    210    886,081         -           -    886,291

Share issuance
Cost               -      -   (300,344)        -           -   (300,344)

Issuance of
common stock
for
services     254,164     25    110,685         -           -    110,710
------------------------------------------------------------------------
Balance
June 30,
2003      14,259,210 $1,426  $2,876,046 $(38,530) $(2,823,299)  $15,643
------------------------------------------------------------------------


















NORTHSTAR ELECTRONICS, INC.
Consolidated Statement of Cash Flows
Six Months Ended June 30, 2003
Unaudited
U.S. Dollars
	                                                          June 30
                                                      2003         2002

Operating Activities
   Net income (loss)	                         $(177,806)  $(385,977)
   Adjustments to reconcile net income (loss)
     to net cash used by operating activities
      Amortization                                   8,098       2,761
      Issuance of common stock for services        110,710      64,324
      Changes in operating assets and liabilities (222,828)    (56,735)
Net cash provided by (used by)
   operating activities                           (281,826)   (375,627)

Investing Activity
      Acquisition of property and equipment        (12,495)     (1,103)

Financing Activities
      Issuance of common stock - net proceeds      585,947     373,257
      Increase (repayment) of long term debt       121,012      11,634
      Due to Cabot Management Limited               11,513       2,962
      Advances from (repayment to) director       (127,109)      1,692
Net cash (used) provided by financing activities   591,363     389,545

Effect of foreign currency translation             (63,743)    (20,690)

Inflow (outflow) of cash                           233,299      (7,875)
Cash, beginning of period                          117,690      39,699

Cash, end of period                              $ 350,989  $   31,824



Supplemental information
      Interest paid                                $16,706     $19,872
      Shares issued for services                   254,164     198,020
      Corporate income taxes paid                       $0          $0
















NORTHSTAR ELECTRONICS, INC.
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2003
Unaudited
U.S. Dollars

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

In the opinion of the Company's management, this consolidated interim financial information reflects all adjustments necessary to present fairly the Company's consolidated financial position at June 30, 2003 and the consolidated results of operations and the consolidated cash flows for the six months then ended. At June 30, 2003, 52% of the Company's revenues were generated from one contract, which was substantially complete at March 31, 2003 - the Company is continually marketing its services for follow on contracts. At June 30, 2002 the Company recorded nil revenues from contract work. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

2. COMMON STOCK
During the six months ended June 30, 2003, the following shares of common stock were issued:
      For services                      254,164
      For cash                        2,097,070

The above common shares issued for services received represent fair value at the market value of those services.


Item 2. Management's Discussion and Analysis or Plan of Operation.
The following discussion should be read in conjunction with the accompanying unaudited consolidated financial information for the six month periods ended June 30, 2003 and June 30, 2002 prepared by management and the audited consolidated financial statements for the twelve months ended December 31, 2002 as presented in the Company's Form 10KSB.

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

NETMIND is primarily a conservation tool. Electronic sensors attached to a fishing trawl measure the height and width of the net opening, the water temperature, the depth of the net and the amount of fish caught plus other parameters. The sensor information is transmitted via a wireless communications link back to the ship.

NETMIND helps prevent over fishing and allows fishermen to catch fewer fish and still make profits. This gives regulators flexibility in reducing quotas when attempting to conserve limited fish stocks.

Sales for NETMIND have been somewhat slower than expected during this six months period. However, with expanding sales in North America and Europe, we anticipate an upswing in activity in the second half of the fiscal year.

The AQUACOMM Project
The AQUACOMM project involves the development of new, leading edge multiple application sonar technologies and products for a variety of industries. These include defense, offshore oil and gas, commercial fishing, oceanography, marine environment and marine transportation. The Company's funding for AQUACOMM totaling US$2,394,000 includes $2,040,000 from the Canadian federal government comprising $1,420,000 from the Atlantic Innovation Fund (announced July 9,2002), $230,000 from the National Research Council (announced August 14,2002) and $390,000 from Scientific Research tax credits (cash refunds made after each fiscal year end based on eligible research and development expenses). The balance is being funded through equity financing. The AQUACOMM development is scheduled to last another two years. To date, the Company has recovered $325,381 in expenses from this funding.

The Company intends to use its Venture Technology Business Model to maximize the success of the new AQUACOMM technologies. In this model, our core technology is invested in partnerships with established companies in the different industry sectors.

One example of our modus operandi would be the co-development of a military underwater communications system. We would develop the 'wet' end and a large defense contractor would develop the 'dry' end. The defense contractor, being well established in the field, would be responsible for product introduction, marketing and sales. Another example would be the development of a sonar communication system, obstacle avoidance sonar, and long lasting battery technology for an Autonomous Underwater Vehicle (AUV) manufacturer. Northstar intends to become an Original Equipment Manufacturer (OEM) for the AUV company.

Should our Venture Technology Business Model prove to be successful, we intend to provide up to ten new products arising from the AQUACOMM project to be sold by established companies in their sectors of influence.

Homeland Security
Northstar has successfully developed the sonar hardware and mechanical housing for a large defense contractor's anti-terrorism system. The system is designed to protect naval ships, ports and harbors.

Electronic Contract Manufacturing
In the fall of 1999 we signed a contract with Lockheed Martin, Manassas, Virginia to fabricate and test command and control consoles for Navy submarines. This contract was successfully completed in early 2001 and a follow-on contract was received and completed in the fall of 2001.

Lockheed Martin recently applied for and received U.S. State Department approval for a Manufacturing License Agreement (MLA) that will permit Northstar to manufacture command and control consoles for Lockheed Martin's foreign customers and to offer Lockheed Martin's console technology directly to the Canadian Department of National Defense.

Systems Integration
The Company has created a novel approach to securing and executing large defense contracts by bringing together affiliate companies. The overall capability, which is substantial, is presented to the prime contractors. To date, a memorandum of understanding has been signed with Lockheed Martin Canada to jointly pursue the $2.0 billion Maritime Helicopter Project.

Results of Operations
Comparison of the three and six months ended June 30, 2003 with the three and six months ended June 30, 2002:
Revenue for the three month period ended June 30, 2003 was $200,183 compared to $189,779 of revenue recorded during the same period of the prior year. This modest comparative increase is the result of a slow down in the fishing industry world wide, which impacted on the sales of the NETMIND systems.
Revenue for the six month period ended June 30, 2003 was $588,897, up from $469,020 in the prior period due to the contract work completed in the first quarter of this year. Gross profits increased from $156,638
(33%) in the prior period to $323,487 (55%) in the current period. The increase is due to increased efficiency in the manufacture of the NETMIND systems and to a higher gross profit earned in the contract sale. The comparative prior period does not include any revenues from contract sales. The Company continues to negotiate for subsequent material contracts with Lockheed Martin and others.

The net loss for the three month period ended June 30, 2003 was $(61,756) compared to a net loss of $(181,876) for the three months ended June 30, 2002. Over this past quarter, the Company continued to invest considerable resources in seeking out additional and future contract manufacturing opportunities and is confident that the efforts will return positive results to the Company over the ensuing months and years.

During the past two quarters the Company has continued to pursue the $2.0B Maritime Helicopter Project as one of Lockheed Martin Canada's partners. This contract is now expected to be awarded in 2004. The Company is also actively attempting to secure a first contract on the Joint Strike Fighter program in the United States, having already signed Memoranda of Interest with Lockheed Martin and four of its partner companies. The Company continues to pursue contracts in the anti-terrorism field, specifically working towards projects that utilize its sonar and marine engineering expertise.

A highly significant event for the Company was the acquisition of specialized sonar and transducer technology used in the NETMIND system. Northstar is now producing its own sonar transducers at a lower cost to the Company than when they were purchased outside of the Company. This new capability has shortened the time it takes to develop enhancements to Company products or new sensors and has positively affected the Company's gross margins. This new technology will also allow the Company to expand its acoustic capabilities into military and anti terrorist applications. We are actively pursuing contracts in these areas and anticipate positive results in future quarters.

During the quarter the Company increased expenditures on the marketing and advertising of its NETMIND system and expanded awareness of the NETMIND system through trade shows and a growing distribution network including Ireland and the Scandinavian countries. The new Bottom Contact Sensor was well received by our fishing industry customers and by government researchers. The Company continued on its program towards extending its underwater wireless communication technology into additional applications. During this quarter the Company recovered $251,975 in expenses pursuant to its AQUACOMM project, for a total recovery over the past six months to June 30, 2003 of $325,381.

Comparison of Financial Position at June 30, 2003 with June 30, 2002 The Company improved its working capital at June 30, 2003 to $513,787 with current assets of $847,519 in excess of current liabilities of $333,732. At December 31, 2002 the Company had working capital of $62,175.

Liquidity and Capital Resources
The Company has increased its Stockholders' Equity as a result of its efforts pursuant to a Regulation S offering whereby 2,097,070 shares of common stock have been issued during the past six months for gross proceeds of $886,081.

The Company is also offering a private placement unit offering pursuant to Regulations D and S for up to 700,000 units at $0.30 per unit (reduced from $0.35 per unit). Each unit consists of one common share plus two warrants: one A warrant exercisable at $0.35 (reduced from $0.50) to acquire one common share and a B warrant exercisable at $0.50 (reduced from $0.75) to acquire one share. At June 30, 2003 the Company had 541,664 A warrants and 541,664 B warrants outstanding.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
No change since previous filing.

Item 2. Changes in Securities.
Options Granted         Date          Exercise Price          Expiry Date
None                       -                       -                    -

Common Stock Issued     Date                   Consideration
291,665                 January 15, 2003       $87,500
1,643,905               Jan/Feb/March, 2003    $740,147
8,834                   January, 2003          services valued at $3,975
4,991                   January, 2003          salary valued at $2,200
5,906                   February, 2003         services valued at $5,906
188,665                 Jan/Feb/March, 2003    services valued at $84,899
14,900                  April/May/June 2003    services valued at $6,856
30,868                  May, 2003              services valued at $12,848
161,500                 April, 2003            $58,837

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

August 5, 2003               Northstar Electronics, Inc.
                             (Registrant)

                             By: /s/ Wilson Russell
                                  Wilson Russell, PhD
                                  President and Principal
                                   Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL
OFFICER PURSUANT TO 18 W.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, the undersigned Chief Executive Officer and chief Financial Officer, or persons fulfilling similar functions, each certify:

(i) That the financial information included in this Quarterly Report fairly presents in all material respects the financial condition and results of operations of the Company as of June 30, 2003 and for the periods presented in the report; and
(ii) That the Quarterly Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities exchange Act of 1934

                 By:        /s/ Wilson Russell
                 Title:     Chief Executive Officer and
                             Chief Financial Officer
                 Date:      August 5, 2003

302 CERTIFICATION

I, Wilson Russell, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Northstar Electronics, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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


Date: August 5, 2003        /s/  Wilson Russell
                            Wilson Russell, Chief Financial Officer
                             and Director