Form 10QSB
period 2003-09-30
NORTHSTAR ELECTRONICS INC
filed 2003-11-13
CIK 1082027

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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
Yes [] No []  Not Applicable



















INDEX

PART I 	FINANCIAL INFORMATION

Item 1. Financial Statements

Northstar Electronics, Inc.
Consolidated Interim Financial Information, Unaudited
Nine Months Ended September 30, 2003, U.S. Dollars
Prepared by management

Consolidated Balance Sheets at September 30, 2003 and at December
31, 2002
Consolidated Statements of Operations for the Three and Nine Month Periods Ended September 30, 2003
Consolidated Statement of Changes in Stockholders' Equity for the Nine Months Ended September 30, 2003
Consolidated Statement of Cash Flows for the Nine Months Ended
September 30,2003
Notes to Consolidated Financial Information

Item 2. Management's Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8K

SIGNATURES.



















PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
NORTHSTAR ELECTRONICS, INC.
Consolidated Balance Sheets
Unaudited
U.S. Dollars
                                              September 30   December 31
ASSETS                                            2003          2002
Current
        Cash                                    $744,613      $117,690
        Receivables                              167,492       345,454
        Inventory and work in progress           175,002       147,846
        Prepaid expenses                           9,658         4,682
Total Current Assets                           1,096,765       615,672

Property and Equipment, net                      148,350       138,071

Total Assets                                  $1,245,115      $753,743

LIABILITIES
Current
        Accounts payable and
          accrued liabilities                   $227,507      $418,555
        Loans payable                                  -        72,863
        Current portion of long term debt         66,594        62,079
Total Current Liabilities                        294,101       553,497

Long Term Debt                                   527,742       429,309
Due to Cabot Management Limited                   81,618        70,105
Due to Director                                        -       140,297

Total Liabilities                                903,461     1,193,208

STOCKHOLDERS' EQUITY
Common Stock
   Authorized
     100,000,000 shares of common stock
           with a par value of $0.0001 each
      20,000,000 shares of preferred stock
           with a par value of $0.0001 each
   Issued and outstanding
      15,691,199 shares of common stock            1,570         1,191
              (11,907,976 December 2002)
Additional Paid in Capital                     3,398,402     2,179,624
Other Comprehensive Income                       (25,887)       25,213
Deficit                                       (3,032,431)   (2,645,493)
Total Stockholders' Equity (Deficit)             341,654      (439,465)

Total Liabilities and Stockholders' Equity    $1,245,115      $753,743








NORTHSTAR ELECTRONICS, INC.
Consolidated Statements of Operations
Three Months and Nine Months Ended September 30
Unaudited
U.S. Dollars
                                     Three Months         Nine Months
                                    2003      2002       2003      2002

Sales                           $267,858  $332,433   $856,755  $774,444
Discounts                         64,099    58,086    161,213   135,319

Sales net of discounts           203,759   274,347    695,542   639,125
Cost of goods sold               125,849    63,551    294,145   271,691

Gross margin                      77,910   210,796    401,397   367,434
Other income                       4,545       (53)     9,196        45
Recovery of research
  and development                135,267   158,200    460,648   158,200
                                 217,722   368,943    871,241   525,679

Operating Expenses
      Salaries                   216,059   (14,765)   584,379   205,260
      Consulting                  13,753    43,761    116,442    98,284
      Professional fees            3,026    48,252     26,117    61,538
      Investor relations          37,935    14,518     94,171    47,885
      Advertising and marketing   10,545      (750)    65,968    34,798
      Rent                        26,584    19,086     76,344    59,209
      Research and development    31,127   140,157     76,939   203,857
      Office                      33,584    23,996     81,808    45,745
      Travel and business
        development               31,565    34,638     57,324    46,581
      Interest on debt             4,904     8,215     21,610    28,087
      Heat, light and telephone   10,585     7,237     34,373    21,490
      Amortization                 4,314     2,493     12,412     5,254
      Repairs and maintenance      2,655     1,215      5,920     4,980
      Transfer agent                 218     1,301      2,026     2,079
      Proposal costs                   -       151      2,346     7,171
               Total operating
               expenses          426,854   329,505  1,258,179   872,218

Net income (loss) for
  the period                   $(209,132)  $39,438  $(386,938)$(346,539)

Net income (loss) per share      $(0.016)    $0.004   $(0.029)  $(0.035)

Weighted average number of shares
outstanding                   12,981,996 10,222,397 13,339,324 9,886,360














NORTHSTAR ELECTRONICS, INC.
Consolidated Statement of Changes in Stockholders' Equity
Nine Months Ended September 30, 2003
Unaudited
U.S. Dollars
                                                              Total
                                          Other               Stock
                               Additional Compre-  Accumu-    holder
                               Paid in    hensive  lated      Equity
             Shares   Amount   Capital    Income   Deficit    (Deficit)

Balance
December 31,
2002      11,907,976  $1,191 $2,179,624  $25,213 $(2,645,493) $(439,465)

Net loss for
nine months       -       -          -        -     (386,938)  (386,938)

Fair value of
options granted   -       -          -        -            -          -

Other
comprehensive
credits (debits)  -       -          -  (51,100)           -    (51,100)

Issuance of
common stock
for
services    305,480      31    133,179        -            -    133,210

Issuance of
common stock
for cash  3,477,743     348  1,385,943        -            -  1,386,291

Share issuance
cost              -       -   (300,344)       -            -   (300,344)

-----------------------------------------------------------------------------
Balance
September 30,
2003	   15,691,199  $1,570 $3,398,402 $(25,887) $(3,032,431) $ 341,654
-----------------------------------------------------------------------------







NORTHSTAR ELECTRONICS, INC.
Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2003
Unaudited
U.S. Dollars
	                                                   September 30
                                                        2003          2002
Operating Activities
   Net income (loss)                                $(386,938)    $(346,539)
   Adjustments to reconcile net income (loss)
     to net cash used by operating activities
        Amortization                                   12,412         5,254
        Issuance of common stock for services         133,210       213,500
     Value of options granted                              0         10,186
        Changes in operating assets and liabilities  (167,981)     (368,579)
Net cash provided by (used by) operating activities  (409,297)     (486,178)

Investing Activity
        Acquisition of property and equipment         (22,691)       (3,220)

Financing Activities
        Issuance of common stock for cash - net	    1,085,947       467,556
        Increase (repayment) of long term debt        102,948       116,087
      Due to Cabot Management Limited                  11,513         1,351
      Advances from (repayment to) director          (140,297)      (25,911)
Net cash (used by) provided by financing activities 1,060,111       559,083

Effect of foreign currency translation on cash	       (1,200)      (21,816)

Inflow (outflow) of cash                              626,923        47,869

Cash, beginning of period                             117,690        39,699

Cash, end of period                                  $744,613       $87,568



Supplemental information
        Interest paid                                 $21,610       $28,087
        Shares issued for services                    305,480       580,272
        Corporate income taxes paid                        $0            $0
















NORTHSTAR ELECTRONICS, INC.
Notes to Consolidated Financial Information
Nine Months Ended September 30, 2003
Unaudited
U.S. Dollars

1.  ORGANIZATION AND BASIS OF PRESENTATION
These financial statements include the accounts of Northstar Electronics, Inc. ("the Company") and its wholly owned subsidiaries Northstar Technical Inc. ("NTI") and Northstar Network Ltd. ("NN"). All inter company balances and transactions are eliminated. The Company was incorporated May 11, 1998 in the State of Delaware and had no operations otherthan organizational activities prior to the January 1999 merger with NTI described as follows: On January 26, 1999 the Company completed the acquisition of 100% of the shares of NTI. The Company, with the former shareholders of NTI receiving a majority of the total shares then issued and outstanding, effected the merger through the issuance of 4,901,481 shares of common stock from treasury. The transaction has been accounted for as a reverse take over resulting in the consolidated financial statements including the results of operations of the acquired subsidiary prior to the merger.

The Company's business activities are conducted principally in Canada but these financial statements are prepared in accordance with accounting principles generally accepted in the United States of America with all figures translated into United States dollars for reporting purposes.

These unaudited consolidated interim financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information, are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's December 31, 2002 Form 10-KSB.

In the opinion of the Company's management, this consolidated interim financial information reflects all adjustments necessary to present fairly the Company's consolidated financial position at September 30, 2003 and the consolidated results of operations and the consolidated cash flows for the nine months then ended. At September 30, 2003, 30% of the Company's revenues were generated from one contract, which was completed June, 2003 (At September 30, 2002 the Company recorded nil revenues from contract work) - the Company is continually marketing its services for follow on contracts. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

2. COMMON STOCK
During the nine months ended September 30, 2003, the following shares of common stock were issued:
      For services    305,480 shares valued at $133,210
      For cash        3,477,743 shares for $1,386,291 before share
                      issuance costs of $300,344
      Total	          3,783,223
The above common shares issued for services received represent value to the Company at the market value of those services.

Item 2. Management's Discussion and Analysis or Plan of Operation. The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements prepared by management for the nine month periods ended September 30, 2003 and September 30, 2002 and the audited consolidated financial statements for the twelve months ended December 31, 2002 as presented in the Company's Form 10KSB.

Although the Company has experienced a net loss this quarter, it continues to expend considerable effort in developing new business in new markets for NETMIND and for new design and contract manufacturing work in an effort to materially benefit the future business of the Company.

Special Note Regarding Forward Looking Statements
Certain statements in this report and elsewhere (such as in other filings by the company with the Securities and Exchange Commission, press releases, presentations of the company by its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "will", "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and "should" and variations of these words and similar expressions, are intended to identify these forward-looking statements. Actual results may materially differ from any forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures, constantly changing technology and market acceptance of the company's products and services. The company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances anticipated after the date hereof or to reflect the occurrence of unanticipated events.

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

NETMIND increases efficiency and promotes conservation in the fishing industry. Electronic sensors attached to a fishing trawl measure the height and width of the net opening, the water temperature, the depth of the net and the amount of fish caught plus other parameters. The sensor information is transmitted via a wireless sonar communications link back to the ship.

NETMIND helps prevent over fishing and allows fishermen to operate profitably at lower yields. This could give regulators flexibility in reducing quotas when attempting to conserve limited fish stocks.

Sales for NETMIND were slower than expected during the first half of the fiscal year. However, with expanding sales in North America and Europe, we are experiencing an upswing in activity and expect an improvement in the fourth quarter of the fiscal year.

The AQUACOMM Project
The AQUACOMM project involves the development of new, leading edge multiple application sonar technologies and products for a variety of industries. These include defense, offshore oil and gas, commercial fishing, oceanography, marine environment and marine transportation.
The Company's funding for AQUACOMM totaling US$2,394,000 includes $2,040,000 from the Canadian federal government comprising $1,420,000 from the Atlantic Innovation Fund (announced July 9,2002), $230,000 from the National Research Council (announced August 14,2002) and
$390,000 from Scientific Research tax credits (cash refunds made after each fiscal year end based on eligible research and development expenses). The balance is being funded through equity financing. The AQUACOMM development is scheduled to last another two years. To date, the Company has recovered $679,245 in expenses from this funding.

The Company intends to use its Venture Technology Business Model to maximize the success of the new AQUACOMM technologies. In this model, our core technology is invested in partnerships with established companies in the different industry sectors.

One example of our modus operandi would be the co-development of a military underwater communications system. We would develop the `wet' end and a large defense contractor would develop the `dry' end. The defense contractor, being well established in the field, would be responsible for product introduction, marketing and sales. Another example would be the development of a sonar communication system, obstacle avoidance sonar, and long lasting battery technology for an Autonomous Underwater Vehicle (AUV) manufacturer. Northstar intends to become an Original Equipment Manufacturer (OEM) for the AUV company.

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

Lockheed Martin recently received United States Department of State approval for a Manufacturing License Agreement (MLA) with Northstar that will permit Northstar to manufacture command and control consoles for Lockheed Martin's foreign customers and to offer Lockheed Martin's console technology directly to the Canadian Department of National Defense.

Systems Integration
The Company has created a novel approach to securing and executing large defense contracts by bringing together affiliate companies. The overall capability of the affiliated companies, which is substantial, is presented to the prime contractors. To date, a memorandum of understanding has been signed with Lockheed Martin Canada to jointly pursue the $3.0 billion Maritime Helicopter Project.

Results of Operations
Comparison of the three and nine months ended September 30, 2003 with the three and nine months ended September 30, 2002:
Revenue for the three month period ended September 30, 2003 was $267,858 compared to $332,433 of revenue recorded during the same period of the prior year. This decrease is the result of a slow down in the fishing industry world wide, which impacted on the sales of the NETMIND systems. Gross revenue for the nine month period ended September 30, 2003 was $856,755, up from $774,444 in the prior period due to the contract work completed in the second quarter of this year. Gross margins increased from $367,434 (57%) in the prior period to $401,397 (58%) in the current period. The increase is due to increased efficiency in the manufacture of the NETMIND systems and to a higher gross profit earned in the contract sale. The comparative prior period does not include any revenues from contract sales. The Company continues to negotiate for subsequent material contracts with Lockheed Martin and others.

The net loss for the three month period ended September 30, 2003 was $(209,132) compared to a net loss of $(118,762) for the three months ended September 30, 2002. Over this past quarter, the Company continued to invest considerable resources in seeking out new contract manufacturing opportunities and is confident that the efforts will return positive results to the Company over the ensuing months and years.

The Company has continued to pursue the $2.0B Maritime Helicopter Project as one of Lockheed Martin Canada's partners. This contract is now expected to be awarded in 2004. The Company is also actively attempting to secure a first contract on the Joint Strike Fighter program in the United States to supply fiber optic assemblies. The Company continues to pursue contracts in the anti-terrorism field, specifically working towards Homeland security and defense projects that utilize its sonar and marine engineering expertise.

A highly significant event for the Company was the acquisition of specialized sonar and transducer technology used in the NETMIND system. Northstar is now producing its own sonar transducers at a lower cost to the Company than when they were purchased outside of the Company. This new capability has shortened the time it takes to develop enhancements to Company products or new sensors and has positively affected the Company's gross margins. This new technology will also allow the Company to expand its acoustic capabilities into military and anti terrorist applications. We are actively pursuing contracts in these areas and anticipate positive results.

During the quarter the Company continued expenditures on the marketing and advertising of its NETMIND system and expanded awareness of the NETMIND system through trade shows and a growing distribution network including Ireland, Spain and the Scandinavian countries. The Company continued on its program towards extending its underwater wireless communication technology into additional applications. During this quarter the Company recovered $91,253 in expenses pursuant to its AQUACOMM project , for a total recovery over the past nine months to September 30, 2003 of $460,648.

Comparison of Financial Position at September 30, 2003 with December 31,
2002
The Company's working capital position increased from December 31, 2002. At September 30, 2003 net working capital was $869,258 compared with net working capital of $62,175 at December 31, 2002. This improvement is reflected in cash reserves of $744,613.

Liquidity and Capital Resources
During the quarter the Company issued 1,428,570 shares of common stock for proceeds of $500,000.00 to the Company. Each share has a share purchase warrant attached for the purchase of one additional share of the Company at $0.50 each, exercisable at any time and expiring August 21, 2010.

During the period the Company has increased its Stockholders' Equity as a result of its efforts pursuant to a Regulation S offering whereby 2,097,070 shares of common stock have been issued during the past nine months for gross proceeds of $886,081.

In a prior quarter the Company issued 541,664 A warrants exercisable at $0.35 to acquire one common share and issued 541,664 B warrants exercisable at $0.50 to acquire one common share. The A warrants expired June 30, 2003 and the B warrants will expire December 31, 2003

Item 3. Controls and Procedures
(a) Evaluation of disclosure controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange
Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.
(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
No change since previous filing.

Item 2. Changes in Securities.
Options Granted         Date        Exercise Price          Expiry Date
None                    -           -                       -

Common Stock Issued     Date                   Consideration
291,665                 January 15, 2003       $87,500
1,643,905               Jan/Feb/March, 2003    $740,147
8,834                   January, 2003          services valued at $3,975
4,991                   January, 2003          salary valued at $2,200
5,906                   February, 2003         services valued at $5,906
188,665                 Jan/Feb/March, 2003    services valued at $84,899
14,900                  April/May/June, 2003   services valued at $6,856
30,868                  May, 2003              services valued at $12,848
161,500                 April, 2003            $58,837
25,000                  July 10, 2003          services valued at $7,500
1,428,570               August 28, 2003        $500,000
26,316                  September 2, 2003      services valued at $15,000


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

November 4, 2003              Northstar Electronics, Inc.
                              (Registrant)

                               By: /s/ Wilson Russell
                                   Wilson Russell, PhD
                                   President and Chief
                                   Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 W.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, the undersigned Chief Executive Officer and chief Financial Officer, or persons fulfilling similar functions, each certify:

(i) That the financial information included in this Quarterly Report fairly presents in all material respects the financial condition and results of operations of the Company as of September 30, 2003 and for the periods presented in the report; and
(ii) That the Quarterly Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities exchange Act of 1934

By:        /s/ Wilson Russell
Title:     Chief Executive Officer and Chief Financial Officer
Date:      November 4, 2003

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

Date: November 4, 2003      /s/  Wilson Russell
                            Wilson Russell, Chief Financial Officer
                            and Director