Form 10KSB
period 2003-12-31
NORTHSTAR ELECTRONICS INC
filed 2004-03-30
CIK 1082027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from   n/a  to  n/a

Commission file number: 333-90031

Exact name of small business issuer as specified in its Charter
Northstar Electronics, Inc.

State or other jurisdiction of            IRS Employer
incorporation or organization             Identification  No.
Delaware                                  #33-0803434

Address of principal executive offices
Suite # 1455- 409 Granville Street,
Vancouver, British Columbia,
Canada V6C 1T2

Registrant's telephone number
(604) 685-0364

Securities registered pursuant to section 12(b) of the Act
None

Securities registered pursuant to section 12(g) of the Act
100,000,000 shares of common stock with a par value of $0.0001 each

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) [x] Yes [  ] No        (2) [x] Yes  [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of
registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.     [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405). Note - If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

Aggregate market value of voting common equity held by non-
Affiliates as of December 31, 2003:  $4,500,000 approximately

Aggregate market value of non-voting common equity held by non-affiliates as of December 31, 2003: $NIL

Indicate whether the registrant is an accelerated filer based on the market value of its public float held by non-affiliates at the end of the most recent second fiscal quarter:
[ ] Yes  [x] No

Indicate the number of shares outstanding of each of the
registrant's classes of common stock, as of the latest practicable date:
Outstanding shares of common stock as of February 28, 2004:
15,841,256
Outstanding shares of preferred stock as of February 28, 2004:
Nil

Documents incorporated by reference: None

Northstar Electronics, Inc.
Index
Part I
             Item 1.           Description of Business
             Item 2.           Description of Properties
             Item 3.           Legal Proceedings
             Item 4.           Submission of Matters to a Vote of
                               Security Holders
Part II
             Item 5. Market for Registrant's Common Equity and Related Stockholders Matters
             Item 6.          Management's Discussion and Analysis
                              or Plan of Operation
             Item 7.          Financial Statements
             Item 8. Changes in and Disagreements with Accountants on Accounting and
                              Financial Disclosure
             Item 8A.         Controls and Procedures

Part III
             Item 9.         Directors, Executive Officers,
                             Promoters and Control Persons;
                              Compliance with Section 16(a)
                              of the Exchange Act
             Item 10.        Executive Compensation
             Item 11.        Security Ownership of Certain
                             Beneficial Owners and Management
             Item 12.        Certain Relationships and Related
                             Transactions
Part IV
             Item 13.        Exhibits and Reports on form 8-K
             Item 14.        Principal Accountants Fees and Services
             Signatures

PART I

Item 1. Description of Business
The Company was incorporated May 11, 1998 as Scientific Technologies, Inc. under the laws of the State of Delaware. The name of the Company was changed to Northstar Electronics, Inc. (NEI) in September, 1999. Subsequently, there has been no material reclassification, merger, consolidation, purchase or sale of any significant amount of assets other than in the ordinary course of business. There have been no bankruptcy, receivership or similar proceedings.

The business of the Company is primarily that of its wholly owned subsidiaries, Northstar Technical Inc. (NTI) and Northstar Network Ltd. (NNL).

NTI develops, manufactures and sells undersea wireless sonar communications systems and produces, under contract, defense and aerospace electronic systems.

NNL was incorporated to pursue defense and aerospace contract manufacturing opportunities.

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

Homeland Security and Military Defense
The Company expects that design and manufacture of homeland security and anti-terrorism systems will grow to become a major component of Northstar's business over the next five years as the United States' Department of Homeland Security launches and ramps up its efforts to protect U.S. waterways and marine borders from ships, submarines and unwanted intruders.
Northstar Electronics has designed and is manufacturing sonar hardware for homeland security and military defense systems. These systems are designed to detect and track combat divers and are intended to protect naval ships, harbors and ports.

Research and Development - AQUACOMM
AQUACOMM is a $2.5Million fully funded in-house research and development program at Northstar that has been created specifically to develop new, leading edge multiple application sonar technologies and products for a variety of industries, including: defense, offshore oil and gas, commercial fishing, oceanography, marine environment and marine transportation. The Company has received funding for this project from the Canadian Federal Government's Atlantic Innovation Fund and the National Research Council, as well as from equity investment.
Scheduled to last for three years, Northstar believes that AQUACOMM will result in the development of up to 10 new technologies during this period. To date, Northstar has expended $1,783,039Cdn on this development program and has recovered $1,105,484Cdn.

Northstar intends to use its Venture Technology Business Model to maximize the success of AQUACOMM technologies. In this model, a technology developed through AQUACOMM will be partnered with an established company in a specific industry sector. One example could be the co-development of a military underwater communications system. Northstar would develop the "wet" end and a large defense contractor would be responsible for the "dry" end. Since the defense contractor is well established in the field, it would be the defense contractor that would undertake the product introduction, marketing and sales efforts. Another example of the type of technology that could be developed under AQUACOMM is the development of a Subsea wireless communications system for the offshore oil and gas industry. Northstar expects to have such a system ready this year and intends to market the system through a strategic alliance with an international oil field communications company.

Northstar believes it can build on its expertise in sonar technology and marine engineering to become a Commercial Sonar
Center of Excellence upon the completion of its AQUACOMM program.

The NETMIND System
The first application of NTI's core technology is the NETMIND system. NTI developed, manufactures and markets this product for the world's commercial fishing industry.

The NETMIND Market
NETMIND was introduced to the fishing industry in late 1996. To date, approximately 180 systems have been sold in North America, Europe, New Zealand and Russia. The targeted customers have been strategic in that they are industry leaders and government agencies. They include the National Oceanic and Atmospheric Administration
(NOAA) in the United States, the United States Department of the Interior and Fishery Products International in Canada. Customer feedback has shown that the NETMIND system enhances efficiency, reduces gear damage and improves catch quality.

Raw Material Sources and Availability
Raw materials for the manufacture of the NETMIND system are available from various sources.
The principal suppliers are as follows:
Compass Ltd. - stainless steel chamber and end caps for sensors, mounting flanges for hull mounted hydrophone and other miscellaneous stainless steel parts
MF Composites - polyurethane, resin and hardener
Astroflight - battery chargers
Mercury Wire Products - tow cable for hydrophone
Electrosonic - electronic components
Future Active Inc. - electronic components
Prism - circuit boards
Enerpower - battery packs

To date, NTI has received parts, supplies and materials from these suppliers in a timely fashion and has met its production schedules. In our efforts to reduce costs, we now produce transducers and other components in house.

Major Customer Dependency - NETMIND
NTI has sold approximately 180 NETMIND systems to over 100 different customers with no dependence on one or a few major customers.

Competition - NETMIND
The system has two main competitors, Furuno in Japan and Scanmar in Norway, both of which are private companies. Little information is available to the public on either of these companies; however, we believe that NETMIND has technical advantages over each. This belief is based on our testing program, which established our technical specifications, and on information gleaned from Furuno and from Scanmar. We have no direct access to any competitor's test data.
The NETMIND, Furuno and Scanmar systems consist of wireless acoustic sensors used underwater and all three systems operate by illustrating how the fishing net is behaving while being towed. However, unlike its competitors, NETMIND sensors are fully serviceable. The electronic circuitry is contained in stainless steel cylinders within each component and is easily removed for repair by opening the end cap.
We believe that NETMIND components have a longer battery life and a more effective communication over a longer distance than its competitors. We believe the rugged design of various NETMIND components has surpassed competitor's designs in that NETMIND's unique components require very little maintenance.
While NETMIND continues to expand its market presence, we believe the Company is smaller in size and resources when compared to its competitors. NTI's staff numbers twenty one while we believe Scanmar and Furuno each employ many times that number. As well, we believe the competitors' facilities are substantially larger than NTI's.

Distribution of the NETMIND System
NETMIND is sold directly to customers by our own sales staff and through marine electronics dealers. We have dealer representation in Canada, the United States, Iceland, Ireland, New Zealand, Scotland, Spain, Denmark and South Africa. We support all sales efforts with product brochures, pamphlets, and customer testimonials and with booths at trade shows such as Fish Expo in Seattle. We also advertise in trade magazines, notably 'The Navigator' and 'Fishing News International'. Articles on the NETMIND have appeared recently in 'National Fisherman', Alaskan Fisherman's Journal' and 'SEA Technology'.

Technology Protection - NETMIND
Since commercializing NETMIND in 1996, NTI has made many enhancements to its system. These activities have resulted in an optimum design for which a patent application may be submitted.
The technology is difficult to replicate because of its sophistication and, regardless of patent protection, it is expected it would take several years for a new player to catch up to the present system.
The Company has obtained Canadian trademark rights to the name NETMIND effective for fifteen years from August 24, 1999. No other intellectual property related applications have been filed or prepared. In the meantime, NTI continues to develop new and innovative NETMIND products.

Need for Government Approvals - NETMIND
There are no Government approvals required for the NETMIND system in the areas it is currently sold.

Effect of Existing or Probable Government regulations - NETMIND
There is no effect on the Company's sales arising from government regulations and the Company does not anticipate any change to this in the future.

Research and Development Expenditures - NETMIND
NTI has carried out research and development activities on NETMIND enhancements in 2003. None of these costs were borne directly by customers nor did these costs directly affect NTI's pricing structure.

Costs and Effects of Compliance with Environmental Laws - NETMIND
NTI has incurred no costs nor suffered any effects to maintain compliance with any environmental laws.

CONTRACT MANUFACTURING (CM)

NEI's second business activity, conducted through both its subsidiary companies (NTI and NNL) is contract manufacturing where the Company produces electronic systems under contract to the defense and aerospace industry (called 'build to print'). We build
products according to designs provided by our customers.   The
Company's main customer is currently Lockheed Martin, for whom Northstar provides production engineering, sourcing and procurement of parts, assembly of parts into systems, testing and shipping.
The Company has manufactured submarine control consoles under several contracts with Lockheed Martin Naval Electronics in Manassas, Virginia.

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

The CM Market
NTI has focused attention on the North American military market. The United States and Canada have many programs where NTI's services could be used. This includes programs to manufacture control consoles for submarines, helicopters and fixed wing aircraft. For example, Canada has announced the award in 2004 of a contract for the US$2Billion Maritime Helicopter Project (MHP) that will require the type of console displays NTI can manufacture.

NTI signed a US$2Million contract with Lockheed Martin, Manassas, Virginia on October 19, 1999 to assemble, test and deliver control consoles for the Canadian Navy's Victoria Class submarines. Since NTI successfully completed the project to the satisfaction of both Lockheed Martin and the Navy, Lockheed Martin has awarded follow-on contracts to NTI. In 2003, Lockheed Martin and NTI signed a Manufacturing License Agreement approved by the US State Department. The Agreement allows for NTI to manufacture command and control consoles for Lockheed Martin on projects they have anywhere in the world. As well, NTI is permitted to offer Lockheed Martin's console technology directly to the Canadian Armed Forces.

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

Marketing - CM
With respect to other Lockheed Martin divisions and with other prime contractors, we expect to use our success on the submarine console contract to showcase our expertise. The benefits of our marketing efforts are contacts made through networking in the industry and attendance at trade shows, conferences and special missions sponsored by the department of defense. In 2003, we continued to attend defense and aerospace exhibitions in Canada and the United States and we participated in several missions to meet prime contractors involved in the Joint Strike Fighter Program in the United States.

Technology Protection - CM
NTI currently owns no proprietary technology requiring protection with respect to its CM activities.

Raw Material Sources and Availability - CM
Materials and parts are available on an as needed basis from a variety of sources in the United States and Canada.

Dependence on One or a Few Major Customers - CM
NTI currently depends to a great extent on Lockheed Martin for its contracts. Lockheed Martin is comprised of many semi-autonomous divisions, which have many customers. We are dealing with four divisions regarding contract opportunities which is similar to dealing with four independent companies. We are attempting to reduce our dependency on these Lockheed Martin divisions by contacting other large prime contractors about CM opportunities with them. We expect this activity will result in NTI developing new business in addition to business with Lockheed Martin in the future.

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

Research and Development Expenditures - CM
NTI has incurred no expenditures in fiscal 2003 on CM research and development activities.

Costs and Effects of Compliance with Environmental Laws - CM
The Company has incurred no costs or adverse effects in its compliance with any environmental laws.

SYSTEM INTEGRATION

NNL carries out multifaceted contracts that require several subcontractors to perform specialized tasks. This ability to integrate the work of several components to create one complete system is one of Northstar's main areas of business - system integration.

As a result of its expertise, NNL has developed its approach to securing and executing large defense contracts by bringing together a number of affiliate companies thereby being able to present a unique capability to prime defense contractors. A major potential project in this area is the $3Billion Maritime Helicopter Project, the contract for which is expected to be awarded in 2004. Because NNL offers 'one stop shopping' to twenty five companies with a wide range of relevant expertise, it is anticipated that some contract work for the Maritime Helicopter Project will flow to NNL, regardless of which consortia wins the bid.

NNL has signed a memorandum of interest (MOI) with three separate
Lockheed Martin companies in the United States and with four major subcontractors of Lockheed Martin, for potential work on the Joint Strike Fighter (JSF) program.

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

In 2003, NNL as prime contractor, with TYCO International, submitted a bid to provide the dual mode fiber optic assemblies for the JSF. Prototype test assemblies were provided to the customer and extensive testing was carried out on them as well as on assemblies of competing companies. The project is expected to continue for the lifetime of the JSF program with the first contract award expected in 2004.

EMPLOYEES
As of December 31, 2003 the Company had a total of 31 full time employees.

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

The Company has filed with the SEC an SB-1 registration statement April 20, 2000, an S-8 registration November 2000 and quarterly reports (form 10QSB) for June and September 2000 and for March, June and September 2001, 2002 and 2003 and annual reports (form 10KSB) for December 31, 2000, 2001 and 2002.





PART II

Item 5. Market for Registrant's Common Equity and Related
Stockholder Matters
No change since previous filing

Item 6. Management's Discussion and Analysis or Plan of
Operation
The following discussion, comparison and analysis should be read in conjunction with the Company's accompanying audited consolidated financial statements for the years ended December 31, 2003 and 2002 and the notes related thereto. The discussion of results, causes and trends should not be construed to infer conclusions that such results, causes or trends necessarily will continue in the future.

Results of Operations
The following table sets forth for the years indicated items included in the Company's consolidated statement of operations:
             2003     2002      2001       2000     1999    1998
Total
revenue $1,641,960 $976,234 $1,176,527 $2,301,378 $462,659 $193,913
Cost of
goods
sold       230,213  253,377    472,227  1,370,427  136,955   71,189
Discounts  198,950  148,425    171,830    187,392   69,399   29,087
-------------------------------------------------------------------
           429,163  401,802    644,057  1,557,819  206,354  100,276
-------------------------------------------------------------------
Gross
margin   1,212,797  574,432    532,470    743,559  256,305   93,637
-------------------------------------------------------------------
Expenses 1,905,942 1,366,567   974,394    595,823  623,826   80,676
-------------------------------------------------------------------
Net income
(loss)  $(693,145) $(792,135) $(441,924) $147,736 $(367,521) $(187,039)
-------------------------------------------------------------------
Net income (loss)
per share  $(0.05)    $(0.08)    $(0.06)    $0.02    $(0.05)    $(0.03)
-------------------------------------------------------------------

As a result of its design engineering programs and expenditures, Northstar Electronics, Inc. is building an infrastructure to position itself for significant growth. In each of its core areas of business, the Company has proven itself with an ability to deliver high quality projects on time and within budget.

DISCUSSION
The Company's revenues were $1,641,960 for 2003 ($976,234 in 2002)
and we incurred a net loss of $(693,145) for 2003 [$(792,135) in 2002]. Management is confident that the steps taken this past year can provide the basis for substantially increased revenues and profitability over the ensuing years.

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

In 2002 and 2003, we carried out work on an underwater sonar system designed to protect ports, offshore oil platforms and ships from underwater threats, including combat divers. We designed and built the sonar and mechanical hardware components of a prototype underwater intruder detection system for a major defense contractor, which markets the system. In 2003 we received a follow-on order for additional intruder detection systems and we expect substantial production orders after testing is completed by the military. We believe that Homeland Security will form the largest part of our business over the next five years.

Our second development program is called AQUACOMM for which we are receiving considerable financial support from the federal government of Canada. The program plan calls for the development of up to ten new products over the next two to three years. At present we are putting in place the technological infrastructure including new specialized equipment, laboratory facilities and engineering personnel. With this infrastructure established, we are able to draw on the particular capabilities needed for the development of each product.

One example of the type of system we intend to develop is for the offshore petroleum industry. Floating production systems, in the shape of ships, are held in place by a large subsea buoy that is moored to anchoring points on the ocean floor. It is important prior to the mating of the ship with the buoy to monitor the motions of the buoy in six degrees of freedom. Through our AQUACOMM program, we can develop a system that measures these motions (heading, pitch and roll) along with depth, water temperature, salinity and water current speed. All of the data would be then transmitted via our sonar communication link to a receiver on a support ship.
An important part of our AQUACOMM program is enhancements to our NETMIND trawl monitoring system for the commercial fishing industry. These enhancements would give NETMIND an advantage over our competitors and, therefore, we expect to see resulting increased sales and profits. Several AQUACOMM sonar products are expected to be introduced to the marketplace in 2004.

Netmind
Sales of NETMIND systems increased in 2003 over 2002 primarily because of new markets opened up in Europe. In particular, the new dealership in Spain is exceeding sales expectations for that area. Previously mentioned technical enhancements are being introduced and will continue to be introduced throughout 2004. These enhancements combined with an aggressive national and international marketing campaign should lead to a further growth in NETMIND sales revenues for 2004.

Contract Manufacturing
Northstar remained active pursuing contract manufacturing opportunities during 2003. We expect to play a strong regional role in fulfilling the extensive industrial benefit requirements of the $3billion Maritime Helicopter Project that will be part of the contract. We also expect to carry out more submarine console contracts for Lockheed Martin Naval Electronics and Surveillance Systems in Manassas, Virginia, having signed a Manufacturing License Agreement with them in 2003. We are also actively pursuing business development for contract work on the Joint Strike Fighter (JSF) program for which Lockheed Martin in Dallas-Fort Worth is the prime contractor. The areas we have focused on to date have been fiber optics, training and courseware. In particular, we have bid to provide the dual mode fiber optic assemblies for the JSF.

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

We foresee carrying out future system integration projects on contract work we expect on the Maritime Helicopter Project, the JSF and other defense related projects. During 2003, we continued systems integration work on the intruder detection system.

Total revenues were $1,641,960 for 2003 compared with $976,234 in 2002 and $1,176,527 in 2001. Contract revenues declined over the years 2001 and 2002. The Company continues to pursue further contract business and is anticipating several substantial contracts in 2004.

Gross margins were 74% for 2003 compared with 59% in 2002 and 44% in 2001. The percentage increase was created by lower component costs and higher gross margins associated with NETMIND sales, a decrease in the lower margined contract sales volume and the inclusion of Aquacomm grants totaling $633,731 in revenue (2002 - $218,597). A significant cause of the fluctuation in the gross margin percentages is due to changes in the revenue mix where the Company is now generating revenue with significantly less direct costs attached.

As mentioned previously, in 2002, the Company was successful in funding its $2.5Million AQUACOMM product development program. In
2003 the Company spent $848,277 on design engineering and prototype development related to the development of underwater sonar technology ($609,299 in 2002). The Company received contract revenues of $325,000 (2002 -$179,269) and government incentives of $626,496
(2002 -$218,597) during the current year to offset certain of these costs. The direct result of extensive spending on design engineering and prototype development during the current year has been a loss of $(693,145) for 2003 compared to losses of $(792,135) in 2002 and $(441,924) in 2001.

The Company expects that design and manufacture of homeland security and anti-terrorism systems will be a major component of its business over the next five years. The Company is expecting to receive production contracts from a major US defense contractor for the sonar hardware portions of detection systems.

Liquidity and Capital Resources
The Company used cash in operations of $(368,708) in 2003 compared to cash used by operations of $(589,419) during 2002 and cash used by operations of $(138,931) during 2001. Cash used in operations was offset by the Company's raising of capital by the issuance of its common shares. In 2003, the Company was successful in raising net equity financing of $1,096,040 ($706,793 in 2002) through a Regulation S common share issuance and private placements.

The Company's working capital and capital requirements will depend on many factors, including the ability of the Company to increase sales from marketing of the NETMIND system in order to generate sufficient funds to cover the current level of operating expenses. The Company further intends to create working capital from the business to be generated pursuant to the Manufacturing License Agreement with Lockheed Martin. During the most recent fiscal year the Company increased its long-term debt by $106,331. The availability of sufficient future funds will depend to an extent on the obtaining of manufacturing contracts on a timely basis. Accordingly, the Company may be required to issue securities to finance any working capital requirements. There can be no assurance whether or not such future financings will be available on satisfactory terms.

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

Item 7. Financial Statements
NORTHSTAR ELECTRONICS, INC.
Index to Consolidated Financial Statements December 31, 2003 and
2002 (U.S. Dollars)

Report of Independent Chartered Accountants
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Changes in Stockholders'
Equity (Deficit)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF NORTHSTAR ELECTRONICS, INC.

We have audited the consolidated balance sheets of Northstar Electronics, Inc. as at December 31, 2003 and 2002 and the consolidated statements of operations, stockholders' deficit and cash flows for each of the three years ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of Northstar Electronics, Inc., as at December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the three years ended December 31, 2003 in accordance with accounting principles generally accepted in the United States of America.




\S\

Chartered Accountants

Vancouver, Canada
March 26, 2004

















NORTHSTAR ELECTRONICS, INC.
Consolidated Balance Sheets
December 31
(U.S. Dollars)
                                  2003                  2002
-------------------------------------------------------------
Assets

Current
  Cash                         $613,040              $117,690
  Accounts receivable (note 5)  227,444               345,454
  Inventory                     161,602               147,846
  Prepaid expenses               11,148                 4,682
-------------------------------------------------------------
Total Current Assets          1,013,234               615,672
Intangible asset (note 6)        37,285                33,613
Property and equipment (note 6) 118,956               104,458
-------------------------------------------------------------
Total Assets                 $1,169,475              $753,743
-------------------------------------------------------------
Liabilities

Current
  Accounts payable and
   accrued liabilities         $236,255              $418,555
  Loans payable (note 7)         58,905                72,863
  Deferred revenue (note 5)     143,309                     0
  Current portion of
   long-term debt (note 8)       83,527                62,079
-------------------------------------------------------------
Total Current Liabilities       521,996               553,497

Long term debt (note 8)         376,282               315,932
Discount on long term
 debt (note 8)                  137,910               113,377
Due to Cabot Management
 Limited (note 9)                85,268                70,105
Due to Director (note 9)         44,255               140,297
-------------------------------------------------------------
Total Liabilities             1,165,711             1,193,208
-------------------------------------------------------------
Contingencies and Commitment (notes 10 and 11)

Stockholders' Equity (Deficit)

Common Stock
  Authorized
    100,000,000   Common shares with a par value of $0.0001
                  each
     20,000,000   Preferred shares with a par value of $0.0001
                  each
  Issued and outstanding
     15,838,074  (11,907,976 - 2002)
      Common shares               1,584                 1,191
Additional Paid-in Capital    3,423,191             2,179,624
Other Comprehensive
 Income (loss)                  (82,373)               25,213
Accumulated Deficit          (3,338,638)           (2,645,493)
-------------------------------------------------------------
Total Stockholders'
 Equity (Deficit)                 3,764              (439,465)
-------------------------------------------------------------
Total Liabilities and  Stockholders'
 Equity (Deficit)            $1,169,475              $753,743
-------------------------------------------------------------



NORTHSTAR ELECTRONICS, INC.
Consolidated Statements of Operations
Years Ended December 31
(U.S. Dollars)


                                 2003       2002         2001
-------------------------------------------------------------
Revenues                  $ 1,641,960  $ 976,234  $ 1,176,527
  Discounts                   198,950    148,425      171,830
-------------------------------------------------------------
Revenues net of Discounts   1,443,010    827,809    1,004,697
Cost of Goods Sold            230,213    253,377      472,227
-------------------------------------------------------------
Gross Margin                1,212,797    574,432      532,470
-------------------------------------------------------------
Expenses
  Research and development    848,277    439,003       71,852
  Tax credits on research
    and development          (138,810)   (55,401)     (26,142)
  Salaries, wages
    and benefits              358,970    248,553      330,316
  Consulting                  219,161    129,875       42,900
  Travel and marketing        163,143    145,610      167,321
  Rent                        108,623     95,226       78,423
  Business development         82,221     85,491       76,147
  Office                       45,387     51,446       38,092
  Interest and bank charges     9,917     43,779        4,228
  Professional fees            91,440     63,975       87,523
  Telephone, light and heat    48,820     32,671       26,067
  Interest on long-term debt   18,574     32,043       32,065
  Miscellaneous                12,404     22,460       13,818
  Amortization                 37,815     31,836       31,784
-------------------------------------------------------------
                            1,905,942  1,366,567      974,394
-------------------------------------------------------------
Net Loss                     (693,145)  (792,135)    (441,924)
Other Comprehensive
  Income (Loss)              (107,586)   (12,095)       3,314
-------------------------------------------------------------
Total Comprehensive Loss    $(800,731) $(804,230)   $(438,610)
-------------------------------------------------------------
Net Loss Per Share             $(0.05)    $(0.08)      $(0.06)
-------------------------------------------------------------
  Weighted Average Number of Shares
       Outstanding         14,446,986  9,954,597    7,820,940

NORTHSTAR ELECTRONICS, INC.
Consolidated Statements of Changes in Stockholders'
Equity (Deficit)
Years Ended December 31
(U.S. Dollars)
                            Additional Other     Accumu      Total
           Number     Par   Paid-in    Compre    lated       Stock
           of         Value Capital    hensive   Deficit     holder
           Shares                      Income                Equity
                                                            (Deficit)
--------------------------------------------------------------------
Balance,
December
31, 2001 7,942,009   $794 $1,146,447 $ 37,308 $(1,853,358) $(668,809)
Issuance of common stock
 For cash
  On private
   Place-
   ment  3,173,309    318  1,114,448        0           0  1,114,766
  On exercise of
   Options  78,123      8          0        0           0          8
 For serv-
  Ices     714,535     71    275,075        0           0    275,146
 Share issue
  Costs          0      0   (407,981)       0           0   (407,981)
 Valuation of stock
  Options        0      0     51,635        0           0     51,635
Other comprehensive income
(loss)           0      0          0  (12,095)          0    (12,095)
Net loss         0      0          0        0    (792,135)  (792,135)
--------------------------------------------------------------------
Balance December 31,
2002    11,907,976 $1,191 $2,179,624  $25,213 $(2,645,493) $(439,465)
Issuance of common stock
 For cash
  On private
   Place-
   Ments 1,782,405    178    798,967        0           0    799,145
  On unit offe-
   Rings 1,720,235    172    587,328        0           0    587,500
  On exercise of
   Options  25,000      3     12,497        0           0     12,500
 For serv-
  Ices     152,361     15     72,261        0           0     72,276
 For fees  250,097     25    103,881        0           0    103,906
Share issue
 costs
  - for cash     0      0   (303,105)       0           0   (303,105)
  - for shares   0      0   (103,906)       0           0   (103,906)
Valuation of stock
 Options         0      0     75,644        0           0     75,644
Other compre-
 hensive (loss)  0      0          0 (107,586)          0   (107,586)
Net loss         0      0          0        0    (693,145)  (693,145)
--------------------------------------------------------------------
Balance, December 31,
2003	15,838,074 $1,584 $3,423,191 $(82,373) $(3,338,638)  $ 3,764
--------------------------------------------------------------------


NORTHSTAR ELECTRONICS, INC.
Consolidated Statements of Cash Flows
Years Ended December 31
(U.S. Dollars)


                                    2003           2002          2001
---------------------------------------------------------------------
Operating Activities
  Net loss                     $(693,145)     $(792,135)    $(441,924)
  Adjustments to reconcile net loss to net cash
    Used in operating activities
      Amortization                37,815         31,836        31,784
      Stock based and
       uncompensated services     75,644         51,635        42,900
      Services paid with
       common stock               72,276        275,146        87,610
  Changes in operating assets and liabilities
    Accounts receivable          162,195       (206,001)      302,970
    Prepaid expenses              (5,543)           716        (3,339)
    Inventory                     15,039        (40,589)       28,279
    Accounts payable and
     accrued liabilities        (165,703)        89,973      (187,211)
    Deferred revenue             132,714              0             0
----------------------------------------------------------------------
Cash Used in Operating
Activities                      (368,708)      (589,419)     (138,931)
----------------------------------------------------------------------
Investing Activities
  Acquisition of equipment       (45,810)       (78,004)      (24,080)
  Proceeds on disposal of
   Equipment                       9,415              0             0
----------------------------------------------------------------------
Cash Used in Investing
 Activities                      (36,395)       (78,004)      (24,080)
----------------------------------------------------------------------
Financing Activities
  Issuance of common stock
   for cash                     1,096,040       706,793             0
  Loans payable (repayment)       (73,823)       79,941        (9,067)
  Proceeds from long-term
   Financing                       69,972        30,066       189,415
  Repayment of long-term debt     (69,923)     (186,668)      (83,466)
  Advances from (repayment to)
   Director                      (132,030)      115,896       (23,088)
----------------------------------------------------------------------
Cash Provided by Financing
 Activities                       890,236       746,028        73,794
----------------------------------------------------------------------
Effect of Foreign Currency Translation
 on Cash                           10,217          (614)        3,314
----------------------------------------------------------------------
Inflow (Outflow) of Cash          495,350         77,991      (85,903)
Cash, Beginning of Year           117,690         39,699      125,602
----------------------------------------------------------------------
Cash, End of Year                $613,040       $117,690      $39,699
----------------------------------------------------------------------
Supplemental Information
  Interest paid                   $18,574        $32,043      $32,065
----------------------------------------------------------------------


NORTHSTAR ELECTRONICS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2003 and 2002
(U.S. Dollars)


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

On January 26, 2000, the Company completed the acquisition of 100% of the shares of Northstar Technical Inc. The Company effected the merger through the issuance of 4,901,481 shares of treasury stock with the former shareholders of the subsidiary receiving a majority of the total shares then issued and outstanding. The transaction has been accounted for as a reverse take over resulting in the consolidated financial statements including the results of operations of the acquired subsidiary prior to the merger.

As a result of the reverse takeover described above the liabilities of the accounting acquiree in excess of its identifiable assets were treated as a recapitalization and charged to additional paid-in capital.

The Company, through its subsidiaries, develops, produces and sells an undersea wireless communications system ("Netmind") and manufactures, under contract, defence and aerospace electronic systems. The Company also carries out research and development activities for customers on specific fixed price contract bases.

2.  SIGNIFICANT ACCOUNTING POLICIES

(a) Revenue recognition
Revenue from the sales of the NETMIND system are recognized on an accrual basis based on agreed terms with the customers. Sales are recorded when the systems are delivered and the customer is invoiced at the agreed terms. Contract manufacturing sales are recorded as each contracted unit is delivered to the contracting customer.

Revenue from fixed price research and development contracts is recognized using the percentage of completion method whereby revenue is recognized at the same percentage that contract costs to date is of total costs at contract completion.

(b) Inventory
Inventories are valued at the lower of average cost and net realizable value.

(c) Research and development
Research and development costs are expensed to operations as incurred.

(d) Investment tax credits
Investment tax credit refunds arising from the incurrence of qualifying research and development expenditures are not recognized until the applicable project is approved as a qualifying research and development project by Canada Revenue Agency. The refunds are recorded as a reduction in the applicable research and development expense.

(e) Property and equipment
Property and equipment are recorded at cost less any government assistance received and are being amortized over their estimated useful lives or term of lease, whichever is shorter, using the following rates:

Computer equipment            -  30% Declining balance
Computer software             -  30% Declining balance
Furniture and equipment       -  20% Declining balance
Manufacturing equipment       -  20% Declining balance
Leasehold improvements        -  20% Straight-line

(f) Long-lived assets
SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" establishes a single accounting model for long-lived assets to be disposed of by sale including discontinued operations. SFAS 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations.
As such, these long-lived assets of the Company are reviewed when changes in circumstances require as to whether their carrying value has become impaired, pursuant to SFAS 144. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value less cost to sell.

(g) Government assistance
The Company's subsidiaries have been awarded assistance under certain Government of Canada assistance programs. Amounts received or receivable under these programs are recorded as revenue at the time the amounts are approved for payment by the government agency.

(h) Foreign currency translation
The Company's operations and activities are conducted principally in Canada; hence the Canadian dollar is the functional currency. Amounts incurred in U.S. dollars are translated as follows:
i. Monetary assets and liabilities at the rate of exchange in effect as at the balance sheet date;
ii. Non-monetary assets and liabilities at the exchange rates prevailing at the time of the acquisition of the assets or assumption of the liabilities; and
iii. Revenues and expenditures at rates approximating the average rate of exchange for the year.

For reporting purposes, assets and liabilities of non - U.S. subsidiaries that operate in a local currency environment are translated to U.S. dollars at year end exchange rates.
Translation adjustments are recorded as other Comprehensive income or (loss) not affecting deficit within stockholders' equity.

(i) Other comprehensive income (loss)
The Company has other comprehensive income (loss) arising from foreign currency translation of the subsidiary companies financial statements to US funds. Accordingly, other comprehensive income
(loss) is shown as a separate component of stockholders' equity
(deficit).

(j) Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to the determination of the impairment of assets, useful lives for depreciation and amortization.
Financial results as determined by actual events could differ from those estimates.

(k) Net loss per share
Net loss per share calculations are based on the weighted average number of common shares outstanding during the year. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the year. The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented:

                                       Weighted
                                       Average        Net
                           Net         Number         Loss
                           Loss        of Shares      Per Share
----------------------------------------------------------------
Year ended December 31, 2001
  Basic net loss      $(441,924)       7,820,940       $ (0.06)
Year ended December 31, 2002
  Basic net loss      $(792,135)       9,954,597       $ (0.08)
Year ended December 31, 2003
  Basic net loss      $(693,145)      14,446,986        $(0.05)
----------------------------------------------------------------
Diluted loss per share is not shown as it is anti-dilutive

(l) Stock-Based Compensation
The Company applies the intrinsic value method of accounting as prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations, in accounting for options granted to employees. As such, compensation expense is recorded on the date of the grant when the market price of the underlying stock exceeds the exercise price. SFAS 123 "Accounting for Stock-based Compensation" establishes accounting and disclosure requirements using the fair value-based method of accounting for stock-based compensation plans. As allowed by SFAS 123, the company elected to continue to apply the intrinsic value-based method of accounting described above and has adopted the disclosure requirements of SFAS 123.

Compensation expense of $nil  (2002-$24,000; 2001 - $37,240) was recognized as salaries expense. Had compensation expense been determined as provided in SFAS 123 using the Black-Scholes option-pricing model, the pro-forma effect on the Company's net loss and per share amounts would have been as follows:

                                    2003         2002       2001
------------------------------------------------------------------
Net loss, as reported          $(693,145)   $(792,135) $(441,924)
Deduct: stock-based employee compensation
    expense under intrinsic
    value method                       0       24,000     37,240
Add: total stock-based compensation expense
    determined under fair
    value based method           (54,560)    (414,054)   (67,480)
------------------------------------------------------------------
Net loss, pro-forma            $(747,705) $(1,182,189) $(472,164)
------------------------------------------------------------------
Net loss per share,
 as reported                      $(0.05)      $(0.08)    $(0.06)
Deduct: stock-based employee compensation
    expense under intrinsic
    value method                       0            0          0
Add: total stock-based compensation expense
    determined under fair
    value based method             (0.01)       (0.04)     (0.01)
------------------------------------------------------------------
Net loss per share, pro-forma     $(0.06)     $ (0.12)   $ (0.07)
------------------------------------------------------------------
The fair value of each option grant is calculated using the following weighted average assumptions:
Expected life (years)                  5            7          5
Risk free interest rate             2.75%        4.38%      4.00%
Expected volatility                93.93%       80.86%     45.04%
Expected dividend yield             0.00%        0.00%      0.00%
------------------------------------------------------------------
During the year the Company granted stock options to consultants and accounted for the options using the Black-Scholes option pricing model resulting in consulting expense of $58,610 recorded by the Company. In addition, $17,034 (2002 - $23,136) relating to stock options granted in a prior year, and vested in 2003, for legal services has been expensed as professional fees.

(l) Recent accounting pronouncements

i. In January 2003 the FASB issued interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. Interpretation 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise both private and public that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The Company has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption did not have any impact on the Company's consolidated financial position, results of operations or cash flows.

ii. On April 30, 2003 the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, Statement 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. Statement 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of Statement 149 did not have any effect on its consolidated financial position, results of operations or cash flows.

iii. On May 15, 2003 the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. Statement
150 is effective for all financial instruments created or modified after May 31, 2003 and to other instruments as of September 1, 2003. The adoption of Statement 150 on July 1, 2003 did not have any impact on its consolidated financial position, results of operations or cash flows.

iv. In December 2002, FASB issued SFAS 148, "Accounting for Stock-based Compensation - Transition and Disclosure, an amendment to SFAS 123". SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock-based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendment to SFAS 123, which provides for additional methods, are effective for the periods beginning after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

3.  FINANCIAL INSTRUMENTS

i. Fair values
The carrying value of cash, accounts receivable, accounts payable and accrued liabilities and loans payable approximate their fair value because of the short maturity of these financial instruments. The fair value of long term debt net of discount for interest free loans, the significant portion of long term debt being interest free or with fixed interest rates, and amounts due to related parties all approximate their fair values.

ii. Interest rate risk
The Company is not exposed to significant interest rate risk due to the short term maturity of its monetary current assets and current liabilities.

iii. Credit risk
The Company is exposed to credit risk with respect to its accounts receivable. The Company follows a program of credit evaluations of customers and limits the amount of credit extended when deemed necessary. The Company maintains provisions for potential credit losses and any such losses to date have been within management's expectations.

iv. Foreign exchange risk
The Company translates the results of foreign operations into US currency using rates approximating the weighted average exchange rate for the year. The exchange rate may vary from time to time.

4.  ECONOMIC DEPENDENCE

During 2003 one customer accounted for 35% of the Company's sales
(28% 2002 and 2001). The Company has no further contracts in place with this customer at this time although additional orders are anticipated from this customer.

5.  ACCOUNTS RECEIVABLE

                                   2003                   2002
--------------------------------------------------------------
Trade receivables              $125,886                $93,066
Government assistance -
 research and  Development            0                197,239
Investment tax credits
 Receivable                     101,558                 55,149
--------------------------------------------------------------
                               $227,444               $345,454

During 2002 the Company received approval for government assistance to a maximum amount of $2,200,000Cdn based on 60.2% of eligible project costs estimated at $3,658,765Cdn.

The project, 'Aquacomm', is a research and development project to develop new products. Qualifying costs must be incurred prior to March 31, 2005. During 2003 the Company received advances in excess of costs incurred and shown as deferred revenue at December 31, 2003. During 2002 the Company incurred qualifying costs on which the applicable government assistance of $197,239 was not received until 2003 and was shown as a receivable at the 2002 year end. Assistance received is contingently repayable as disclosed in Note 10 (ii).


NORTHSTAR ELECTRONICS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2003 and 2002
(U.S. Dollars)


6.	PROPERTY AND EQUIPMENT
---------------------------------------------------------------------
                                             2003
                                          Accumulated
                                          Depreciation
                                          And
                            Cost          Amortization        Net
---------------------------------------------------------------------
Computer equipment        $34,944           $14,782        $20,162
Computer software          59,098            38,831         20,267
Furniture and equipment    49,439            18,740         30,699
Manufacturing equipment    73,940            31,280         42,660
Leasehold improvements      7,729             2,561          5,168
---------------------------------------------------------------------
                         $225,150          $106,194       $118,956
During the 2003 year the Company reduced the cost of property and equipment additions by $42,040 in government assistance received.
---------------------------------------------------------------------
                                             2002
                                          Accumulated
                                          Depreciation
                                          And
                            Cost          Amortization        Net
----------------------------------------------------------------------
Computer equipment        $28,266           $10,529        $17,737
Computer software          53,616            32,053         21,563
Furniture and equipment    33,792            16,324         17,468
Manufacturing equipment    49,983             8,181         41,802
Leasehold improvements      7,180             1,292          5,888
-----------------------------------------------------------------------
                        $ 172,837         $  68,379     $  104,458
-----------------------------------------------------------------------

Intangible Asset

The Company acquired the design rights and tooling for a significant component of its Netmind system at a cost of $37,285.
The asset has an indefinite life and will be tested for impairment annually.

7.  LOANS PAYABLE
-----------------------------------------------------------------------
                                                 2003      2002
10% term loan with monthly interest payments only, due
July 3, 2006.                                 $50,000        $0
10% demand loan payable on
June 26, 2004                                   8,905     6,656
10% loan payable to Enterprise Newfoundland and Labrador in
monthly interest payments,
due on demand                                       0      2,817
10% demand loan payable on November 5, 2002.  The
loan was repaid in January, 2003                    0      63,390
------------------------------------------------------------------------
                                              $58,905     $72,863
------------------------------------------------------------------------

NORTHSTAR ELECTRONICS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2003 and 2002
(U.S. Dollars)


8.  LONG-TERM DEBT
------------------------------------------------------------------------
                                                2003       2002
------------------------------------------------------------------------
Atlantic Canada Opportunities Agency ("ACOA")
  Interest free loan with monthly principal
  repayments of $3,256 Cdn ($94,395 Cdn: 2002 -
  $133,467 Cdn)                              $72,778    $84,605
  12% loan with monthly principal repayments of
  $1,786 Cdn plus interest ($53,574Cdn: 2002 -
  $75,006 Cdn)                                41,306     47,546
  Interest free loan repayable in 72 monthly
  consecutive instalments of $3,119 Cdn ($130,975
  Cdn: 2002 - $168,403 Cdn)                  100,982    106,751
  Interest free unsecured loan repayable in monthly
  payments of Cdn $5,938 commencing April, 2005
  ($448,875 Cdn: 2002 - $350,875 Cdn)        346,083    222,420
  Interest free loan payable $867Cdn monthly
  commencing January 2004 ($47,432 Cdn)       36,570     30,066
------------------------------------------------------------------------
                                             597,719    491,388
Less:  Current portion                        83,527     62,079
------------------------------------------------------------------------
                                             514,192    429,309
Discount on interest free loans payable     (137,910)  (113,377)
------------------------------------------------------------------------
                                            $376,282   $315,932
------------------------------------------------------------------------
Principal repayment terms are approximately:    2004    $83,527
                                                2005    $124,730
                                                2006    $112,604
                                                2007    $77,370
                                                2008    $59,422
                                          Thereafter    $140,066
                                                        --------
                                                        $597,719
                                                        --------

9.  RELATED PARTY TRANSACTIONS

(i) The amount due to Cabot Management Limited, an associated private company related by a common shareholder and director, bears no interest, has no set terms of repayment and is subordinated to amounts due to ACOA.

(ii) The amount due to a director bears no interest and has no set terms of repayment and is subordinated to amounts due to ACOA.

10.  CONTINGENT LIABILITIES

(i) The Company is a defendant in a lawsuit commenced against them in 1999 by their former master distributor. The former distributor has alleged that the Company has interfered with the ability of the former distributor to sell products. The Company has filed a counter claim for monies owing by the former distributor to the Company.

(ii) The Company is contingently liable to repay $852,328 ($1,105,484Cdn) in assistance received under the Atlantic Innovation Fund. The assistance is repayable annually commencing August 1, 2005 at the rate of 5% of gross revenues from sales of products resulting from the Aquacomm research and development project. Gross revenues are to be calculated for the fiscal year immediately preceding the due date of the respective payment. Repayment is to continue until the assistance is repaid in full.

11.  COMMITMENT

The Company is committed to minimum rental payments of $77,000 per year for the next two years for office space and operations facilities.

12.  STOCK OPTIONS

The following table summarizes the Company's stock option activity for the years ended December 31, 2003 and 2002:


                                                    Weighted
                                 Exercise           Average
                Number           Price              Exercise
                of Shares        Per Share          Price
----------------------------------------------------------------
Balance, December
 31, 2001       1,547,123    $0.0001 to $0.60         $ 0.48
Granted during
 year           1,755,000    $ 0.50 to $ 1.00         $ 0.56
Cancelled or
 Expired         (100,000)         $ 0.50             $ 0.50
Exercised         (78,123)       $ 0.0001           $ 0.0001
-----------------------------------------------------------------
Balance, December
 31, 2002       3,124,000    $ 0.50 to $ 1.00         $ 0.57
Granted during
 year             522,500      $0.50 to $1.50          $0.81
Cancelled or
 Expired         (485,000)     $0.50 to $1.00          $0.62
Exercised         (25,000)          $0.50              $0.50
-----------------------------------------------------------------
Balance, December
 31, 2003       3,136,500      $0.50 to $1.50          $0.57
-----------------------------------------------------------------

As at December 31, 2003 and 2002 the outstanding stock options granted to directors, employees and others are as follows:

--------------------------------------------------------------------
                               Exercise        Number of Shares
Expiry Date                    Price         2003            2002
--------------------------------------------------------------------
February 12, 2004              $ 0.50      425,000         525,000
February 12, 2009              $ 0.50      265,000         265,000
October 12, 2009               $ 0.50       25,000          25,000
December 15, 2010              $ 0.50      244,000         244,000
October 26, 2003               $ 0.50            0         160,000
March 31, 2006               $ 0.0001            0               0
April 24, 2011                 $ 0.50       25,000          25,000
May 25, 2006                 $ 0.0001            0               0
September 17, 2006             $ 0.50       50,000          50,000
January 26, 2006               $ 0.50       75,000          75,000
June 25, 2007                  $ 0.50      125,000         125,000
June 25, 2007                  $ 0.75      175,000         175,000
July 5, 2007                   $ 0.50      815,000         815,000
December 19, 2012              $ 0.50      405,000         405,000
October 1, 2003                $ 0.50            0          75,000
October 1, 2003                $ 0.75            0          75,000
October 1, 2003                $ 1.00            0          75,000
December 4, 2011               $ 0.50       10,000          10,000
May 31, 2008                    $0.50       50,000               0
May 31, 2008                    $0.75       75,000               0
May 31, 2008                    $1.00       75,000               0
May 31, 2008                    $1.25       75,000               0
May 31, 2008                    $1.50       50,000               0
July 8, 2008                    $0.50       22,500               0
April 30, 2008                  $0.50      150,000               0
--------------------------------------------------------------------
Total outstanding and exercisable        3,136,500       3,124,000
--------------------------------------------------------------------

Subsequent to December 31, 2003 options expiring February 12, 2004 were extended to February 12, 2009 by the Company.


Warrants

The Company has issued 1,428,570 warrants exercisable at $0.50 per share. The warrants provide for a cashless exercise and expire in July, 2010.

During the year ended December 31, 2003 the Company issued 291,665 warrants exercisable at $0.35 to $0.50. These warrants expired unexercised during the year.



NORTHSTAR ELECTRONICS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2003 and 2002
(U.S. Dollars)


13.  INCOME TAXES

The subsidiaries have operating losses which may be carried forward to apply against future year's Canadian taxable income. The tax effect has not been recorded in these consolidated financial statements.  These losses expire as follows:
2004               $367,978
2005                    194
2006                211,391
Thereafter          832,478
---------------------------
$1,412,041
---------------------------

The components of future income tax assets are as follows:

                                       2003                 2002
------------------------------------------------------------------
Future income tax assets
  Non-capital loss carry forwards  $1,412,041          $1,001,000
  Approximate tax rate                     40%                 40%
------------------------------------------------------------------
                                      564,817             400,400
Less:  Valuation allowance           (564,817)           (400,400)
------------------------------------------------------------------
                                           $0                  $0
------------------------------------------------------------------


Item 8. Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure

Item 8A. Controls and Procedures
Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Executive and Financial Officer, of the effectiveness of the design and operation of the Company's disclosure and control procedures. Based upon that evaluation, the Chief Executive and Financial Officer concluded that the Company's disclosure and control procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these subsequent to the date of their evaluation.

There are no reportable disagreements on accounting or financial disclosure issues

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

            Name of Director      Age       Office
            ----------------      ---       -------
            Wilson Russell, PhD   58        President and
                                            Principal Financial
                                            Officer
            Mr. Robert Blair      72        Director
            David Buttle, PhD     55        Director

Item 10. Executive compensation
During the year the Company paid $53,550 (2002 - $35,227) to
Wilson Russell for his services.

Item 11. Security Ownership of Certain Beneficial Owners and
Management
      Class       Name and Address        Number of    Percentage of
                                          Shares       Shares*
--------------------------------------------------------------------
      Common      Frank Power             1,018,200          6.43%
                  998 Riverside Drive
                  Port Coquitlam, B.C.
                  Canada V3B 7Y4
      Common      Wilson Russell          2,540,743         16.04%
                  4742 Collingwood Street
                  Vancouver, B.C.
                  Canada V6S 2B4
      Common      David Buttle               44,399          0.28%
                  The Well House, Burkham
                  Wokington, Berkshire
                  United Kingdom RG114P5
      Common      All officers and directors
                  as a group               2,585,142        16.32%

*Based on 15,838,074 shares of common stock issued and outstanding December 31, 2003

Item 12. Certain Relationships and Related Transactions
No change since previous filing

PART IV

Item 13. Exhibits and Reports on Form 8-K
No change in exhibits since previous filing
No Form 8K was filed during the fourth quarter of 2003

Item 14. Principal Accountants Fees and Services
During the year the company's auditors and principal accountants received approximately $34,695 in remuneration for audit and related (quarterly reviews) services. No other services were provided to the Company by its auditors and principal accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(Registrant)				Northstar Electronics, Inc.

  By (Signature and Title)          /S/ WILSON RUSSELL
  Date  March 16, 2004              Wilson Russell, PhD, President,
                                    Principal Financial Officer

  By (Signature and Title)          /S/ ROBERT BLAIR
  Date  March 16, 2004              Robert Blair, Director

  By (Signature and Title)          /S/ DAVID BUTTLE
  Date  March 16, 2004              David Buttle, PhD, Director

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL
OFFICER
PURSUANT TO 18 W.S.C. SECTION 1350 as adopted and PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, the undersigned Chief Executive Officer and chief Financial Officer, or persons fulfilling similar functions, each certify:
(i) That the financial information included in this Annual Report fairly presents in all material respects the financial condition and results of operations of the Company as of December 31, 2003 and for the periods presented in the report; and
(ii) That the Annual Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities exchange Act of 1934

By:     /s/ Wilson Russell
Title:  Chief Executive Officer and Chief Financial Officer
Date:	  March 16, 2004

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

4. I am responsible for establishing and maintaining disclosure controls and procedures, as defined in Exchange Act Rules 13a - 14 and 15d - 14, for the registrant and have:

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

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors or persons performing the equivalent functions:
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 16, 2004       /s/  Wilson Russell
                           Wilson Russell, CEO and Chief Financial
                           Officer and Director