Form 10QSB
period 2004-03-31
NORTHSTAR ELECTRONICS INC
filed 2004-05-13
CIK 1082027

 U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM n/a to n/a

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No[ ]

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [] No [] Not Applicable

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
Common shares as of March 31, 2004: 15,898,529

Transitional Small Business Disclosure Format (check one):
Yes [] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
NORTHSTAR ELECTRONICS, INC. Consolidated Financial Statements
Three Months Ended March 31, 2004 - U.S. Dollars
Unaudited - Prepared by management

Consolidated Balance Sheets at March 31, 2004 and at December 31, 2003

Consolidated Statements of Operations for the Three Months Ended March 31, 2004 and 2003

Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended
March 31, 2004

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003

Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8K

SIGNATURES.

NORTHSTAR ELECTRONICS, INC.
Consolidated Balance Sheets
U.S. Dollars
	March 31	December 31
	2004	2003
ASSETS	unaudited	audited
Current
Cash	$351,383	$613,040
Receivables	188,617	227,444
Inventory and work in progress	157,572	161,602
Prepaid expenses	22,486	11,148
Total Current Assets	720,058	1,013,234
Intangible asset	38,050	37,285
Property and equipment	129,352	118,956
Total Assets	$887,460	$1,169,475

LIABILITIES
Current
Accounts payable and accrued liabilities	$218,009	$245,160
Loans payable	50,000	50,000
Deferred revenue	0	143,309
Current portion of long term debt	110,163	83,527
Total Current Liabilities	378,172	521,996
Long term debt	568,001	514,192
Due to Cabot Management Limited	81,693	85,268
Due to Director	30,934	44,255

Total Liabilities	1,058,800	1,165,711

STOCKHOLDERS’ EQUITY
Common Stock
Authorized
100,000,000 shares of common stock with a par value of $0.0001 each
20,000,000 shares of preferred stock with a par value of $0.0001 each
Issued and outstanding
15,898,529 shares of common stock	1,590	1,584
(15,838,074 December 31, 2003)
Additional paid in capital	3,453,959	3,423,191
Other comprehensive income (loss)	(78,943)	(82,373)
Deficit	(3,547,946)	(3,338,638)

Total Stockholders’ Equity (Deficit)	(171,340)	3,764
Total Liabilities and Stockholders’ Equity	$887,460	$1,169,475

NORTHSTAR ELECTRONICS, INC.
Consolidated Statements of Operations
Three Months Ended March 31, 2004 and 2003
Unaudited
U.S.Dollars

	2004	2003

Sales	$397,698	$396,524
Cost of goods sold	166,229	148,913
Gross margin	231,469	247,611
Other income	8,428	524
	239,897	248,135

Expenses
Salaries	252,046	137,221
Financial consulting	6,200	90,163
Professional fees	8,973	15,307
Research and development	16,279	-
Advertising and marketing	14,014	15,054
Rent	30,015	24,222
Investor relations	35,751	22,983
Office	16,708	13,965
Travel and business development	40,647	14,159
Interest on debt	3,306	8,351
Telephone and utilities	10,734	10,691
Repairs and maintenance	3,104	2,975
Amortization	8,590	5,405
Bank charges and interest	665	2,654
Foreign exchange	1,837	-
Transfer agent	336	1,035
	449,205	364,185

Net (loss) for period	$(209,308)	$(116,050)

Net (loss) per share	$(0.01)	$(0.01)
Weighted average number of shares outstanding	15,859,316	12,622,631

NORTHSTAR ELECTRONICS, INC.
Consolidated Statement of Changes in Stockholders’ Equity
Three Months Ended March 31, 2004 and 2003
Unaudited
U.S. Dollars

	Shares	Amount	Additional Paid in Capital	Other Comprehensive Income	Accumulated Deficit	Total Stockholder Equity (Deficit)
Balance December 31, 2003	15,838,074	$1,584	$3,423,191	$(82,373)	$(3,338,638)	$3,764
Net loss for three months	-	-	-	-	(209,308)	(209,308)
Currency translation adjustment	-	-	-	3,430	-	3,430
Issuance of common stock for services	60,455	6	30,768	-	-	30,774
Balance March 31, 2004	15,898,529	$1,590	$3,453,959	$(78,943)	$(3,547,946)	$(171,340)

NORTHSTAR ELECTRONICS, INC.
Consolidated Statement of Cash Flows
Three Months Ended March 31, 2004 and 2003
Unaudited
U.S.Dollars

	2004	2003
Operating Activities
Net income (loss)	$(209,308)	$(116,050)
Adjustments to reconcile net income (loss) to net cash used by operating activities
Amortization	8,590	5,405
Issuance of common stock for services	30,774	93,574
Changes in operating assets and liabilities	(161,808)	(212,059)
Net cash (used) provided by operating activities	(331,752)	(229,130)

Investing Activities
Property and equipment	(21,390)	2,885
Net cash (used) provided by investing activities	(21,390)	2,885

Financing Activities
Issuance of common shares for cash	-	545,531
Increase (repayment) of long term debt	86,420	182,597
Due to Cabot Management Limited	(2,683)	2,445
Advances from (repayment to) director	10,718	(95,837)
Net cash (used) provided by financing activities	94,455	634,736

Effect of foreign exchange on translation	(2,970)	(30,237)

Inflow (outflow) of cash	(261,657)	378,254
Cash, beginning of period	613,040	117,690

Cash, end of period	$351,383	$495,944

Supplemental information
Interest paid	$3,306	$8,351
Shares issued for services	$30,774	$93,574
Corporate income taxes paid	$0	$0

NORTHSTAR ELECTRONICS, INC.
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2004
Unaudited
U.S. Dollars

1. ORGANIZATION AND BASIS OF PRESENTATION
These financial statements include the accounts of Northstar Electronics, Inc. (“the Company”) and its wholly owned subsidiaries Northstar Technical Inc. (“NTI”) and Northstar Network Ltd. (“NN”). All inter company balances and transactions are eliminated. The Company was incorporated May 11, 1998 in the State of Delaware and had no operations other than organizational activities prior to the January 1999 merger with NTI described as follows: On January 26, 1999 the Company completed the acquisition of 100% of the shares of NTI. The Company, with the former shareholders of NTI receiving a majority of the total shares then issued and outstanding, effected the merger through the issuance of 4,901,481 shares of common stock from treasury. The transaction has been accounted for as a reverse take over resulting in the consolidated financial statements including the results of operations of the acquired subsidiary prior to the merger.

The Company’s business activities are conducted principally in Canada but these financial statements are prepared in accordance with accounting principles generally accepted in the United States with all figures translated into United States dollars for reporting purposes.

These unaudited consolidated interim financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information, are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s December 31, 2003 Form 10-KSB.

In the opinion of the Company’s management, this consolidated interim financial information reflects all adjustments necessary to present fairly the Company’s consolidated financial position at March 31, 2004 and the consolidated results of operations and the consolidated cash flows for the three months then ended. At March 31, 2004, 62% of the Company’s revenues were generated from two contracts (March 31, 2003, 73% of the Company’s revenues were generated from one contract) – the Company is continually marketing its services for follow on contracts. At March 31, 2002 the Company recorded nil revenues from contract work.

The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

2. COMMON STOCK
During the three months ended March 31, 2004, the following shares of common stock were issued:
For services: 60,455 shares fairly valued at $30,774 at the market value of those services

3. LONG TERM DEBT

Balance due Atlantic Canada Opportunities Agency ("ACOA") December 31, 2003	$597,719
Increase in ACOA funding during the quarter	80,445
Balance due ACOA March 31, 2004	678,164
Less current portion	110,163
$568,001

4. CONTINGENCIES
(i) The Company is a defendant in a lawsuit commenced against them in 1999 by their former master distributor. The former distributor has alleged that the Company has interfered with the ability of the former distributor to sell products. The Company has filed a counter claim for monies owing by the former distributor to the Company.

(ii) The Company is contingently liable to repay $893,742 in assistance received under the Atlantic Innovation Fund. The assistance is repayable annually commencing August 1, 2005 at the rate of 5% of gross revenues from sales of products resulting from the Aquacomm research and development project. Gross revenues are to be calculated for the fiscal year immediately preceding the due date of the respective payment. Repayment is to continue until the assistance is repaid in full.

Item 2. Management's Discussion and Analysis or Plan of Operation.
The following discussion should be read in conjunction with the accompanying unaudited consolidated financial information for the three month periods ended March 31, 2004 and March 31, 2003 prepared by management and the audited consolidated financial statements for the twelve months ended December 31, 2003 as presented in the Form 10KSB.

Although the Company has experienced a net loss this quarter, it continues to expend considerable effort in developing new business in new markets for NETMIND and for new design and contract manufacturing work in an effort to materially benefit the future business of the Company. During the quarter ended March 31, 2004 the Company improved its programming for on board 3D graphical display of trawl status information and has improved both inhouse hardware and software development systems.

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

The Company’s Services
The Company, through its subsidiaries, is an underwater sonar technology developer, a defense electronics manufacturer and a defense systems integrator.

Underwater Sonar Products and Technologies

a - The NETMIND System
The Company’s first underwater sonar product based on our core technology was the NETMIND system. NETMIND’s market is the world’s commercial fishing industry and government oceanic research agencies. One of our largest customers has been the United States National Oceanic and Atmospheric Administration (NOAA).

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

Sales for NETMIND increased 43% over the same period last year but remain somewhat slower than expected. Sales have not expanded in Europe as anticipated. However, an upswing in activity over the next six months is expected.

b - The AQUACOMM Project
The AQUACOMM project is a $2.5Million in house research and development program for the development of new, leading edge multiple application sonar technologies and products for a variety of industries. These include defense, offshore oil and gas, commercial fishing, oceanography, marine environment and marine transportation. To date, the Company has expended $1,412,622 pursuant to this program. Among the new developments from the AQUACOMM project are a general purpose acoustic receiver, spread spectrum acoustic communications and improved sensors.

The Company intends to use its Venture Technology Business Model to maximize the success of the new AQUACOMM technologies. In this model, our core technology is invested in partnerships with established companies in the different industry sectors.

c – Defense Sonar System
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

Results of Operations
Comparison of the three months ended March 31, 2004 with the three months ended March 31, 2003.

Revenue for the three month period ended March 31, 2004 was $397,698 compared to $396,524 of revenue recorded during the same period of the prior year. Gross profits decreased from $247,611 (62%) in the prior period to $231,469 (58%) in the current period. The decrease was due to the fact that the project to produce sonar hardware for a defense protection system was done at a relatively low margin. The Company continues to negotiate for subsequent material contracts with Lockheed Martin and others.

The net loss for the three month period ended March 31, 2004 was $(209,308) compared to a net loss of $(116,050) for the three months ended March 31, 2003. Over this past quarter, the Company has invested considerable resources in seeking out additional and future contract manufacturing opportunities and is confident that the efforts will return positive results to the Company over the ensuing months and years.

The Company is actively attempting to secure a first contract or purchase order on the Joint Strike Fighter program in the United States, having already signed Memoranda of Interest with Lockheed Martin and four of its partner companies. As a result, travel and business development costs rose to $40,647 for the quarter from $14,159 for the comparative prior quarter ended March 31, 2003.

A significant event for the Company in this quarter was the completion of production of the third and fourth underwater intruder detection systems. The Company now expects to further expand its acoustic capabilities into military and anti terrorist applications as well as the offshore petroleum industry. We are actively pursuing contracts in these areas.

During the quarter the Company increased expenditures on the marketing and advertising of its NETMIND system and expanded awareness of the NETMIND system through trade shows and a growing distribution network including Ireland, Spain and the Scandinavian countries. The system upgrades are being well received by our fishing industry customers and by government researchers. The upgrades resulted in research and development expenditures of $16,279 for the quarter, an increase over $nil expenditures for the comparative prior quarter ended March 31, 2003.

The Company continued on its research and development program towards extending its underwater wireless communication technology into additional applications and expended further effort in developing proposals for financing of a major product development program. This accounts for an increase in salaries to $252,046 for the three months ended March 31, 2004 compared to salaries of $137,221 for the comparative prior quarter ended March 31, 2003.

Comparison of Financial Position at March 31, 2004 with December 31, 2003
The Company’s working capital position at March 31, 2004 decreased to $341,886 with current assets of $720,058 which are in excess of current liabilities of $378,172. At December 31, 2003 the Company had working capital of $491,238.

Critical Accounting Policies and Estimates
We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our financial statements at December 31, 2003. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

Although these estimates are based on our knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on our financial condition and results. Management believes its critical accounting policies reflect its most significant estimates and assumptions used in the presentation of our financial statements. Our critical accounting policies include revenue recognition, accounting for stock based compensation and the evaluation of the recoverability of long lived and intangible assets. We do not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons, also known as “special purpose entities”.

Liquidity and Capital Resources
The Company has increased its shareholder’s deficit as a result of its efforts to increase its business activity and customer base. Cash flows used in the first quarter ended March 31, 2004 was $(261,657) compared to an increase in cash of $378,254. In the prior comparative quarter the Company received $545,531 ($nil in the current quarter) from equity funding and received $182,597 ($86,420 in the current quarter) from the proceeds of long term debt. As a result, operations have used cash during the quarter, leaving cash on hand at March 31, 2004 of $351,383 compared to cash on hand of $613,040 at December 31, 2003 and $495,944 at March 31, 2003. Until the Company receives its next contract and/or increases its product sales revenue, it will be dependent upon equity and loan financings to compensate for the outflow of cash anticipated from operations.

The Company is preparing a private placement offering pursuant to Regulations D and S with the expectation of raising up to $1,850,000. Any funds so raised are targeted for product development, marketing and general working capital. Additional government support of approximately $1,000,000 is also expected. At this time, no commitment for funding has been made to the Company.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
No change since previous filing.

Item 2. Changes in Securities.

Options Granted	Date	Exercise Price	Expiry Date
None	-	-	-

Common Stock Issued	Date	Consideration
3,182	January, 2004	services valued at $3,274
57,273	March, 2004	services valued at $27,500

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

April 30, 2004 Northstar Electronics, Inc.
(Registrant)

By: /s/ Wilson Russell
Wilson Russell, PhD, President and Principal Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 W.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, the undersigned Chief Executive Officer and chief Financial Officer, or persons fulfilling similar functions, each certify:
(i) That the financial information included in this Quarterly Report fairly presents in all material respects the financial condition and results of operations of the Company as of March 31, 2004 and for the periods presented in the report; and
(ii) That the Quarterly Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities exchange Act of 1934

By: /s/ Wilson Russell
Title: Chief Executive Officer and Chief Financial Officer
Date: April 30, 2004

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a – 14 and 15d – 14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

Date: April 30, 2004 /s/ Wilson Russell________________
Wilson Russell, Chief Financial Officer and Director