Form 10QSB
period 2004-06-30
NORTHSTAR ELECTRONICS INC
filed 2004-08-13
CIK 1082027

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004

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

Yes [] No [] Not Applicable [X]

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common shares as of August 5, 2004: 16,957,129

Transitional Small Business Disclosure Format (check one):

Yes [] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHSTAR ELECTRONICS, INC. Consolidated Financial Statements

Six Months Ended June 30, 2004 - U.S. Dollars

Unaudited - Prepared by management

Consolidated Balance Sheets at June 30, 2004 and at December 31, 2003

Consolidated Statements of Operations for the Three and Six Month Periods Ended

June 30, 2004

Consolidated Statements of Changes in Stockholders' Equity for the Six Months

Ended June 30, 2004

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004

Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8K

SIGNATURES.

NORTHSTAR ELECTRONICS, INC.

Consolidated Balance Sheets

U.S. Dollars

	June 30	December 31
	2004	2003
ASSETS
Unaudited
Current
Cash	$283,831	$613,040
Receivables	171,531	227,444
Inventory and work in progress	182,716	161,602
Prepaid expenses	19,731	11,148
Total Current Assets	657,809	1,013,234
Intangible assets	37,285	37,285
Property and Equipment	86,962	118,956
Total Assets	$782,056	$1,169,475

LIABILITIES
Current
Accounts payable and accrued liabilities	$179,131	$236,255
Loans payable	50,000	58,905
Deferred revenue	-	143,309
Current portion of long term debt	91,198	83,527

Total Current Liabilities	320,329	521,996
Long Term Debt	561,417	514,192
Due to Cabot Management Limited	80,301	85,268
Due to Director	10,613	44,255
Total Liabilities	972,660	1,165,711
STOCKHOLDERS' EQUITY
Common Stock
Authorized
	100,000,000 shares of common stock with a par value of $0.0001 each
	20,000,000 shares of preferred stock with a par value of $0.0001 each
Issued and outstanding
15,957,129 shares of common stock	1,596	1,584
(15,838,074 December 31, 2003)
Additional Paid in Capital	3,476,323	3,423,191
Other Comprehensive Income	(40,041)	(82,373)
Deficit	(3,628,482)	(3,338,638)
Total Stockholders' Equity (Deficit)	(190,604)	3,764
Total Liabilities and Stockholders' Equity	$782,056	$1,169,475

NORTHSTAR ELECTRONICS, INC.

Consolidated Statements of Operations

Three Months and Six Months Ended June 30

Unaudited

U.S. Dollars

	Three Months		Six Months
	2004	2003	2004	2003
Sales	$219,461	$200,183	$487,742	$588,897
Discounts	23,023	53,771	42,696	104,242

Sales net of discounts	$196,438	$168,665	$445,046	$491,783
Cost of goods sold	73,741	19,383	220,297	168,296

Gross margin	122,697	149,282	224,749	323,487
Recovery of research and development	308,538	251,975	437,955	325,381
Other income	4,207	4,127	12,635	4,651
	435,442	405,384	675,339	653,519

Expenses
Salaries	306,631	231,099	558,677	368,320
Financial consulting	6,373	12,526	12,573	102,689
Professional fees	4,567	7,784	13,540	23,091
Advertising and marketing	32,800	33,369	46,814	55,423
Rent	28,265	25,538	58,280	49,760
Research and development	22,498	45,812	38,777	45,812
Investor relations	26,630	33,253	62,381	56,236
Office and administration	30,655	31,605	49,865	48,224
Travel and business development	29,915	18,600	70,562	25,759
Interest on debt	3,840	8,355	7,146	16,706
Telephone and utilities	12,991	13,097	23,725	23,788
Amortization	8,350	2,693	16,940	8,098
Proposal development costs	-	2,346	-	2,346
Repairs and maintenance	2,151	290	5,255	3,265
Transfer agent fees	312	773	648	1,808
Total expenses	515,978	467,140	965,183	831,325
Net loss for period	$ (80,536)	$ (61,756)	$(289,844)	$(177,806)
Net loss per share	$ (0.01)	$ (0.00)	$ (0.01)	$ (0.01)
Weighted average number of shares
outstanding	15,922,951	12,799,104	15,838,074	13,156,432

NORTHSTAR ELECTRONICS, INC.

Consolidated Statement of Changes in Stockholders' Equity

Six Months Ended June 30, 2004

Unaudited

U.S. Dollars

				Other Compre- hensive Income	Accumu- lated Deficit	Total Stockholder Equity (Deficit)
			Additional Paid in Capital

	Shares	Amount
Balance December 31, 2003
	15,838,074	$1,584	$3,423,191	$(82,373)	$(3,338,638)	$ 3,764
Net loss for six months
	-	-	-	-	(289,844)	(289,844)
Other comprehensive credits (debits)
	-	-	-	42,332	-	42,332
Issuance of common stock for services

	119,055	12	53,132	-	-	53,144

Balance June 30, 2004	15,957,129	$1,596	$3,476,323	$(40,041)	$(3,628,482)	$(190,604)

NORTHSTAR ELECTRONICS, INC.

Consolidated Statement of Cash Flows

Six Months Ended June 30

Unaudited

U.S. Dollars

	2004	2003
Operating Activities
Net income (loss)	$(289,844)	$(177,806)
Adjustments to reconcile net income (loss) to net cash used by operating activities
Amortization	16,940	8,098
Issuance of common stock for services	53,144	110,710
Changes in operating assets and liabilities	(251,917)	(222,828)
Net cash provided by (used by) operating activities	(471,677)	(281,826)

Investing Activity
Recovery of or (Acquisition of) property and equipment
	10,925	(12,495)

Financing Activities
Issuance of common stock – net proceeds	-	585,947
Increase (repayment) of long term debt	71,177	121,012
Due to Cabot Management Limited	(2,645)	11,513
Advances from (repayment to) director	36,557	(127,109)
Net cash (used) provided by financing activities	105,089	591,363
Effect of foreign currency translation on cash	26,454	(63,743)

Inflow (outflow) of cash	(329,209)	233,299
Cash, beginning of period	613,040	117,690

Cash, end of period	$ 283,831	$ 350,989

Supplemental information
Interest paid	$7,146	$16,706
Shares issued for services	119,055	254,164
Corporate income taxes paid	$0	$0

NORTHSTAR ELECTRONICS, INC.

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2004

Unaudited

U.S. Dollars

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

In the opinion of the Company’s management, this consolidated interim financial information reflects all adjustments necessary to present fairly the Company’s consolidated financial position at June 30, 2004 and the consolidated results of operations and the consolidated cash flows for the three and six months then ended. At June 30, 2004, 24% of the Company’s revenues were generated from one contract (June 30, 2003, 52% of the Company’s revenues were generated from one contract) – the Company is continually marketing its services for follow on contracts.

The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

  COMMON STOCK

During the six months ended June 30, 2004, the following shares of common stock were issued for:

Services: 60,455 shares fairly valued at $30,774 at the market value of those services

Services: 58,600 shares fairly valued at $22,370 at the market value of those services

Subsequent to June 30, 2004 the Company issued 1,000,000 common shares to Wilson Russell, President and a director of the Company, pursuant to the exercising of a stock option, for proceeds to the Company of $100.

  LONG TERM DEBT

Balance due Atlantic Canada Opportunities Agency ("ACOA") December 31, 2003	$597,719
Increase in ACOA funding during the first quarter	86,420
Foreign exchange translation adjustment	(16,281)
Repayment of ACOA funding during the second quarter	(15,243)
Balance due ACOA June 30, 2004	652,615
Less current portion	91,198
$561,417

  CONTINGENCIES

(i) The Company is a defendant in a lawsuit commenced against them in 1999 by their former master distributor. The former distributor has alleged that the Company has interfered with the ability of the former distributor to sell products. The Company has filed a counter claim for monies owing by the former distributor to the Company.

(ii) The Company is contingently liable to repay US$1,088,585 in assistance received under the Atlantic Innovation Fund. The assistance is repayable annually commencing August 1, 2005 at the rate of 5% of gross revenues from sales of products resulting from the Aquacomm research and development project. Gross revenues are to be calculated for the fiscal year immediately preceding the due date of the respective payment. Repayment is to continue until the assistance is repaid in full. The Company has recorded $nil sales of Aquacomm related products to June 30, 2004

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial information for the three and six month periods ended June 30, 2004 and 2003 prepared by management and the audited consolidated financial statements for the twelve months ended December 31, 2003 as presented in the Form 10KSB.

Although the Company has experienced a net loss this quarter, it continues to expend considerable effort in developing new business in new markets for NETMIND and for new design and contract manufacturing work in an effort to materially benefit the future business of the Company. During the quarter ended June 30, 2004 the Company commenced marketing its on board 3D graphical display of trawl status information and has improved both in house hardware and software development systems.

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

The Company’s Services

The Company, through its subsidiaries, is an underwater sonar technology developer, an electronic contract manufacturer, and a systems developer & integrator for the marine industry, defense, and homeland security sectors.

Underwater Sonar Products and Technologies

a - The NETMIND System

The Company’s first underwater sonar product based on our core technology was the NETMIND system. NETMIND’s market is the world’s commercial fishing industry and government oceanic research agencies. Historically, sales of our products have been divided equally between these two market sectors. The east and west coasts of North America provide a market base for NETMIND. One of our largest customers has been the United States National Oceanic and Atmospheric Administration (NOAA). The NETMIND system is sold in Ireland, Spain, Denmark, Germany, Sweden, Portugal, Italy, the United Kingdom, France, the United States, and Canada. Potential markets also exist in South America, Europe, Africa, Asia, New Zealand and Australia.

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

Sales for NETMIND increased 37% this quarter over the comparative quarter last year but remain somewhat slower than expected. Sales have not expanded in Europe as anticipated. However, an upswing in activity over the next six months is expected with the introduction of new NETMIND products over the next few months.

b - The AQUACOMM Project

The AQUACOMM project is a $2.5 Million in house research and development program for the development of new, leading edge multiple application sonar technologies and products for a variety of industries. These include defense, offshore oil and gas, commercial fishing, oceanography, marine environment and marine transportation. To date, the Company has expended $1,721,160 pursuant to this program. Among the new developments from the AQUACOMM project are a general purpose acoustic receiver, spread spectrum acoustic communications and improved sensors. The first new commercial product is expected to be released in the next quarter.

The Company intends to use its Venture Technology Business Model to maximize the success of the new AQUACOMM technologies. In this model, our core technology is invested in partnerships with established companies in the different industry sectors.

c – Defense Sonar System

The Company completed a contract for a major defense contractor to design and construct prototype sonar hardware for a defense protection system for Navy ships and ports. This system, called an Intruder Detection System (IDS), can detect marine threats from terrorists in small surface boats, terrorist divers, and underwater vehicles carrying explosives. Sophisticated feature-based classification algorithms separate the threat from marine life that may exist at the installation locale. Data processing software is used to reject swimmer targets that are not on a threat trajectory. Northstar successfully designed and built the mechanical housing, hydrophones, and sonar for the IDS prototype systems. We expect that Homeland Security and Anti-Terrorism will become a major part of our business over the next five years with production of these and other systems.

Electronic Contract Manufacturing

As an electronic contract manufacturer, Northstar offers build-to-print manufacturing. This involves manufacturing a specific product for a client who supplies the production drawings and parts list. Northstar is attempting to leverage our in-house and Network affiliate capabilities, in addition to our large pool of vendor suppliers, to be competitive and capable in a wide range of manufacturing activity; from precision machining of parts for aerospace customers to delivery of complete retail electronic products. An example of this type of contract is a portable hand-held electronic asset management device. The expected production volume is a minimum of several thousand per year. To ensure cost-competitiveness, Northstar, if awarded the contract, plans to outsource the circuit board manufacturing but would carry out final assembly and testing in-house. In this type of contract, Northstar also provides follow-on engineering support services to ensure continuous product improvement, cost savings and profit improvements, thus forging strong, mutually beneficial relationships with our customers, and ensuring follow-on business.

As an electronic contract manufacturer Northstar successfully carried out a contract for Lockheed Martin, Manassas, Virginia to fabricate and test command and control consoles for Navy submarines. This contract was successfully completed in early 2001. A follow-on contract was received and completed in the fall of 2001. We have signed a manufacturing license agreement with Lockheed Martin under which Northstar can manufacture consoles for Lockheed Martin on projects they may have anywhere in the world.

We are attempting to expand our electronic contract manufacturing business with our current customers, as well as with customers in the offshore oil and gas, transportation and communication industries.

Systems Development & Integration

Billions of dollars in contracts are awarded each year to large defense contractors. Northstar decided several years ago that we had existing skill sets and could develop them to become a subcontractor to the large prime contractors.

The Company is developing its approach, through Northstar Network Ltd., to securing and executing large defense contracts by bringing together affiliate companies. The overall capability, which is substantial, is presented to the prime contractors.

System Integration activity involves Northstar’s management of the project, integration of components and subassemblies into a complete system, completion of the factory acceptance testing and shipment of the completed unit(s) to the customer. The delivered product could include top-level standalone systems, or subassemblies of a larger package. Design and assembly drawings are normally provided by the prime contractor. An example of one of this type of contract is the production of the previously mentioned submarine command and control consoles. In this contract we integrated over two hundred components, supplied from twenty six separate sub-contractors or suppliers, into single integrated systems. The Intruder Detection System (IDS) project for maritime anti-terrorism is another example of an application where Northstar was prime contractor and subcontracted out some of the work to gain efficiencies and improve profitability.

Potential Opportunities

Near Term

Intruder Detection System (IDS) – Northstar is pursuing military work to produce these systems for a major defense contractor.

Large Volume Contract Manufacturing – Northstar is pursuing a contract to manufacture an electronic device for a customer. Initial orders are expected in the next few months.

E-Learning/Courseware – Northstar is pursuing a contract to supply E-Learning/Courseware services to a UK company.

Maritime Helicopter Project (MHP) – The MHP is a $2.4 billion contract recently awarded to a team lead by Sikorsky. Northstar is pursuing various contract opportunities on the MHP and several positions in support of the Full Flight Simulator for the MHP.

Submarine Command and Control Consoles - Northstar has bid on contracts to provide various interactive consoles to be used in the training of submariners.

Longer Term

Northstar is pursing contract opportunities on twelve other military projects, including the supply of fiber optic assemblies for the Joint Strike Fighter (JSF) airplane and the supply of components on the targeting-pod for the F-18 aircraft.

Results of Operations

Comparison of the three and six months ended June 30, 2004 with the three and six months ended June 30, 2003:

Gross revenues from sales, miscellaneous and research and development recovery for the three month period ended June 30, 2004 were $532,206 compared to $478,538 in the comparative prior period. Gross revenues from sales, miscellaneous and research and development recovery for the six month period ended June 30, 2004 were $938,332 compared to $926,057 in the comparative prior period.

Sales revenue for the three month period ended June 30, 2004 was $219,461 compared to $200,183 of sales revenue recorded during the same period of the prior year. This comparative increase is the result of increased activity in the fishing industry, which impacted on the sales of the NETMIND systems. Sales revenue for the six month period ended June 30, 2004 was $487,742, comparable to $588,897 in the prior period. Gross profits decreased from $323,487 (66%) in the prior period to $224,749 (46%) in the current period.

The net loss for the three month period ended June 30, 2004 was $(80,536) compared to a net loss of $(61,756) for the three months ended June 30, 2003. Over this past quarter, the Company continued to invest considerable resources in seeking out additional and future contract manufacturing opportunities and is confident that the efforts will return positive results to the Company over the ensuing months and years.

Travel and business development costs rose to $70,562 for the six months from $25,759 for the comparative prior period ended June 30, 2003 due to the expanded pursuit of defense contracts.

The Company is actively pursuing contracts for its sonar capabilities in military and anti terrorist applications as well as the offshore petroleum industry.

During the quarter the Company increased expenditures on the marketing and advertising of its NETMIND system and expanded awareness of the NETMIND system through trade shows and a growing distribution network including Ireland, Spain and the Scandinavian countries. The system upgrades are being well received by our fishing industry customers and by government researchers.

The Company continued on its research and development program towards extending its underwater wireless communication technology into new products. This accounts for an increase in salaries to $558,677 for the six months ended June 30, 2004 compared to salaries of $368,320 for the comparative prior six months ended June 30, 2003. The increased activity resulted in an increase of cost recovery to $437,955 compared with $325,381 recovered in the comparative prior period.

Comparison of Financial Position at June 30, 2004 with December 31, 2003

The Company’s working capital position at June 30, 2004 decreased to $337,480 with current assets of $657,809 which are in excess of current liabilities of $320,329. At December 31, 2003 the Company had working capital of $491,238.

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

Liquidity and Capital Resources

The Company has increased its shareholder’s deficit as a result of its efforts to increase its business activity and customer base. Cash outflows used in the first quarter ended March 31, 2004 was $(261,657) compared to an outflow of cash of $(67,552) for the three months ended June 30, 2004. In the prior comparative quarter the Company received $545,531 ($nil in the current quarter) from equity funding and received $182,597 in the prior comparative quarter from the proceeds of long term debt (repaid $25,549 in the current quarter). As a result, operations have used cash during the quarter, leaving cash on hand at June 30, 2004 of $283,831 compared to cash on hand of $613,040 at December 31, 2003 and $350,989 at June 30, 2003. Until the Company receives its next contract and/or increases its product sales revenue, it will be dependent upon equity and loan financings to compensate for the outflow of cash anticipated from operations.

The Company is preparing a private placement offering pursuant to Regulations D and S. Any funds so raised are targeted primarily for product development, inventory for contract manufacturing, marketing and general working capital. Additional government support of approximately $1,000,000 is also expected pursuant to the Aquacomm project. At this time, no commitment for funding has been made to the Company.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

No change since previous filing.

Item 2. Changes in Securities.

Options Granted	Date	Exercise Price	Expiry Date
None	-	-	-

Common Stock Issued	Date	Consideration
3,182	January, 2004	services valued at $3,274
57,273	March, 2004	services valued at $27,500
8,600	April, 2004	services valued at $3,870
50,000	June, 2004	services valued at $18,500

Subsequent to June 30, 2004 the Company issued 1,000,000 common shares to Wilson Russell, President and a director of the Company, pursuant to the exercising of a stock option, for proceeds to the Company of $100.

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

August 5, 2004 Northstar Electronics, Inc.

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

  That the financial information included in this Quarterly Report fairly presents in all material respects the financial condition and results of operations of the Company as of June 30, 2004 and for the periods presented in the report; and

  That the Quarterly Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities exchange Act of 1934

By: /s/ Wilson Russell

Title: Chief Executive Officer and Chief Financial Officer

Date: August 5, 2004

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

Date: August 5, 2004 /s/ Wilson Russell________________

Wilson Russell, Chief Financial Officer and Director