Form 10QSB
period 2004-09-30
NORTHSTAR ELECTRONICS INC
filed 2004-11-12
CIK 1082027

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes [X] No[ ]

Applicable only to issuers involved in bankruptcy proceedings during the preceeding five years:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [] No [] Not Applicable

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common shares as of October 31, 2004: 16,850,938

Transitional Small Business Disclosure Format (check one):

Yes [] No [X]

INDEX

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Northstar Electronics, Inc.

Consolidated Interim Financial Information, Unaudited

Nine Months Ended September 30, 2004, U.S. Dollars

Prepared by management

Consolidated Balance Sheets at September 30, 2004 and at December 31, 2003

Consolidated Statements of Operations for the Three and Nine Month Periods Ended

September 30, 2004 and 2003

Consolidated Statement of Changes in Stockholders' Equity for the Nine Months

Ended September 30, 2004 and 2003

Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2004

Notes to Consolidated Financial Information

Item 2. Management's Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8K

SIGNATURES.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements - NORTHSTAR ELECTRONICS, INC.

Consolidated Balance Sheets

U.S. Dollars

	September 30	December 31
	2004	2003
	Unaudited
ASSETS
Current
Cash	$164,851	$613,040
Receivables	72,269	227,444
Due from Director	12,732	-
Inventory and work in progress	209,816	161,602
Prepaid expenses	12,531	11,148
Total Current Assets	472,199	1,013,234
Intangible assets	37,285	37,285
Property and Equipment	87,049	118,956
Total Assets	$596,533	$1,169,475
LIABILITIES
Current
Accounts payable And accrued liabilities	$225,335	$236,255
Loans payable	50,000	58,905
Deferred revenue	-	143,309
Current portion of Long term debt	91,198	83,527
Total Current Liabilities	366,533	521,996
Long Term Debt	539,825	514,192
Due to Cabot Management Limited	82,978	85,268
Due to Director	-	44,255
Total Liabilities	989,336	1,165,711
STOCKHOLDERS' EQUITY
Common Stock
Authorized
100,000,000 shares of common stock with a par value of $0.0001 each
20,000,000 shares of preferred stock with a par value of $0.0001 each
Issued and Outstanding
16,850,938 shares of common stock	1,685	1,584
(15,838,074 December 31, 2003)
Additional Paid in Capital	3,498,084	3,423,191
Other Comprehensive Income (loss)	(52,744)	(82,373)
Accumulated deficit	(3,839,828)	(3,338,638)
Total Stockholders' Equity (Deficit)	(392,803)	3,764
Total Liabilities and Stockholders' Equity	$596,533	$1,169,475

NORTHSTAR ELECTRONICS, INC.

Consolidated Statements of Operations

Three Months and Nine Months Ended September 30

Unaudited

U.S. Dollars

	Three Months		Nine Months
	2004	2003	2004	2003
Sales	$118,184	$267,858	$605,926	$856,755
Discounts	20,445	64,099	81,182	161,213
Sales net of Discounts	97,739	203,759	524,744	695,542
Cost of goods sold	36,462	125,849	238,718	294,145
Gross margin	61,277	77,910	286,026	401,397
Other income	(1,351)	4,545	11,284	9,196
Recovery of research and development	189,042	135,267	626,997	460,648
	248,968	217,722	924,307	871,241

Operating Expenses
Salaries	251,717	216,059	810,394	584,379
Consulting	24,763	13,753	37,336	116,442
Professional fees	15,765	3,026	29,305	26,117
Investor relations	8,028	37,935	70,409	94,171
Advertising and Marketing	9,628	10,545	56,442	65,968
Rent	27,363	26,584	85,643	76,344
Research and Development	20,656	31,127	59,433	76,939
Office	19,197	33,584	69,062	81,808
Travel and Business Development	52,359	31,565	122,921	57,324
Interest on Debt	5,236	4,904	12,382	21,610
Heat, light and Telephone	12,818	10,585	36,543	34,373
Amortization	8,896	4,314	25,836	12,412
Repairs and Maintenance	3,571	2,655	8,826	5,920
Transfer agent	317	218	965	2,026
Proposal costs	-	-	-	2,346
Total operating Expenses	460,314	426,854	1,425,497	1,258,179
Net income (loss) for the period	$(211,346)	$(209,132)	$(501,190)	$(386,938)
Net income (loss) per share	$(0.01)	$(0.02)	$(0.03)	$(0.03)
Weighted average number of shares
Outstanding	16,845,200	12,981,996	16,212,823	13,339,324

NORTHSTAR ELECTRONICS, INC.

Consolidated Statement of Changes in Stockholders' Equity

Nine Months Ended September 30, 2004

Unaudited

U.S. Dollars

				Other
			Additional	Compre-	Accumu-	Total
			Paid in	hensive	lated	Stockholder
	Shares	Amount	Capital	Income	Deficit	Equity
				(Loss)		(Deficit)
Balance December 31, 2003	15,838,074	$1,584	$3,423,191	$(82,373)	$(3,338,638)	$ 3,764
Net loss for nine months	-	-	-	-	(501,190)	(501,190)
Currency translation adjustments	-	-	-	29,629	-	29,629
Issuance of common stock For cash	1,000,000	100	-	-	-	100
Cancellation of common stock	(168,663)	(17)	17	-	-	-
Issuance of common stock for services	181,527	18	74,876	-	-	74,894

Balance September 30, 2004	16,850,938	$1,685	$3,498,084	$(52,744)	$(3,839,828)	$(392,803)

NORTHSTAR ELECTRONICS, INC.

Consolidated Statement of Cash Flows

Nine Months Ended September 30, 2004 and 2003

Unaudited

U.S. Dollars

	September 30
	2004	2003
Operating Activities
Net (loss)	$(501,190)	$(386,938)
Adjustments to reconcile Net (loss)
To net cash used by Operating activities
Amortization	25,836	12,412
Issuance of common stock for services	74,894	133,210
Changes in operating Assets and Liabilities	(127,134)	(167,981)
Net cash(used by) Operating activities	(527,594)	(409,297)
Investing Activity
Property and equipment proceeds (acquisition)	6,464	(22,691)
Financing Activities
Issuance of common stock for cash – net	100	1,085,947
Increase of long term debt	30,203	102,948
Due to Cabot Management Limited	(2,733)	11,513
Advances from (repayment to) director	12,249	(140,297)
Net cash provided by financing activities	39,819	1,060,111
Effect of foreign currency translation on cash	33,122	(1,200)
Inflow (outflow) of cash	(448,189)	626,923
Cash, beginning of period	613,040	117,690
Cash, end of period	$164,851	$744,613

Supplemental information

Interest paid	$12,382	$21,610
Shares issued for Services	181,527	305,480
Corporate income Taxes paid	$0	$0

NORTHSTAR ELECTRONICS, INC.

Notes to Consolidated Financial Information

Nine Months Ended September 30, 2004

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

The Company’s business activities are conducted principally in Canada, however, these financial statements are prepared in accordance with accounting principles generally accepted in the United States of America with all amounts translated into United States dollars for reporting purposes.

These unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information, are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s December 31, 2003 Form 10-KSB.

In the opinion of the Company’s management, this consolidated interim financial information reflects all adjustments necessary to present fairly the Company’s consolidated financial position at September 30, 2004 and the consolidated results of operations and cash flows for the three and nine months then ended. At September 30, 2004, 20% of the Company’s revenues were generated from one contract (September 30, 2003, 52% of the Company’s revenues were generated from one contract) – the Company is continually marketing its services for follow on contracts.

The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

  COMMON STOCK

During the nine months ended September 30, 2004, the following shares of common stock were issued for:

Services: 60,455 shares fairly valued at $30,774 at the fair market value of those services

Services: 58,600 shares fairly valued at $22,370 at the fair market value of those services

Services: 62,472 shares fairly valued at $21,750 at the fair market value of those services

Exercise of option: 1,000,000 common shares to Wilson Russell, President and a director of the Company, for proceeds to the Company of $100

Cancelled: 168,663 common shares

  LONG TERM DEBT

Balance due Atlantic Canada Opportunities Agency ("ACOA")
December 31, 2003	$597,719
Increase in ACOA funding	54,797
Foreign exchange translation adjustment	(3,101)
Repayment of ACOA funding	(18,392)
Balance due ACOA September 30, 2004	631,023
Less current portion	91,198
$539,825

  CONTINGENCIES

(i) The Company is a defendant in a lawsuit commenced against it in 1999 by its former master distributor. The former distributor has alleged that the Company has interfered with the ability of the former distributor to sell products. The Company has filed a counter claim for monies owing by the former distributor to the Company.

(ii) The Company is contingently liable to repay US$1,277,627 in assistance received under the Atlantic Innovation Fund. The assistance is repayable annually commencing August 1, 2005 at the rate of 5% of gross revenues from sales of products resulting from the Aquacomm research and development project. Gross revenues are to be calculated for the fiscal year immediately preceding the due date of the respective payment. Repayment is to continue until the assistance is repaid in full. The Company has recorded $nil sales of Aquacomm related products to September 30, 2004

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial information for the three and nine month periods ended September 30, 2004 and 2003 prepared by management and the audited consolidated financial statements for the twelve months ended December 31, 2003 as presented in the Company’s Form 10KSB.

Although the Company has experienced a net loss this quarter, it continues to expend considerable effort in developing new business in new markets for NETMIND and for new design and contract manufacturing work in an effort to materially benefit the future business of the Company. During the quarter ended September 30, 2004 the Company continued marketing its on board 3D graphical display of trawl status information (introduced during the second quarter of 2004) and has continued to improve both in house hardware and software development systems.

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

Sales for NETMIND decreased this quarter over the comparative quarter last year and remain somewhat slower than expected. Sales have not expanded in Europe as anticipated. However, an upswing in activity over the next six months is expected with the introduction of the new NETMIND products during the previous (2nd) quarter.

b - The AQUACOMM Project

The AQUACOMM project is a $2.5 Million in house research and development program for the development of new, leading edge multiple application sonar technologies and products for a variety of industries. These include defense, offshore oil and gas, commercial fishing, oceanography, marine environment and marine transportation. To date, the Company has expended $1,970,270 pursuant to this program. Among the new developments from the AQUACOMM project are a general purpose acoustic receiver, spread spectrum acoustic communications and improved sensors. The first new commercial product was introduced to the market during the second quarter of 2004.

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

Maritime Helicopter Project (MHP) – The MHP is a $2.4 billion contract recently awarded to a team lead by Sikorsky. Northstar is pursuing several contract opportunities on the MHP with the Tier 1 and 2 contractors. These negotiations are close to being finalized and should be made public by year end.

Submarine Command and Control Consoles - Northstar has bid on contracts to provide various interactive consoles to be used in the training of submariners.

Longer Term

Northstar is pursing many other contract opportunities such as the supply of fiber optic assemblies and courseware for the Joint Strike Fighter (JSF) airplane, the supply of electronic components on the targeting-pod for the F-18 aircraft, Avionics Upgrades for the CC-130, and non specific components for the; Advanced Lightweight Anti-Armor Weapons Systems (ALAWS) Program, the Canadian Medium Support Vehicle Program and the Fixed Wing Search and Rescue (FESAR)Program.

Results of Operations

Comparison of the three and nine months ended September 30, 2004 with the three and nine months ended September 30, 2003:

Gross revenues from sales, miscellaneous and research and development recovery for the three month period ended September 30, 2004 were $305,875 compared to $407,670 in the comparative prior period. Gross revenues from sales, miscellaneous and research and development recovery for the nine month period ended September 30, 2004 were $1,244,207 compared to $1,326,599 in the comparative prior period.

Sales revenue for the three month period ended September 30, 2004 was $118,184 compared to $267,858 of sales revenue recorded during the same period of the prior year. This comparative decrease is the result of decreased seasonal activity in the fishing industry, which impacted on the sales of the NETMIND systems. Sales revenue for the nine month period ended September 30, 2004 was $605,926, comparable to $856,755 in the prior period. Gross margins decreased from $401,397 (47%) in the prior period to $286,206 (47%) in the current period although as a percentage of sales, cost of sales remained stable.

The net loss for the three month period ended September 30, 2004 was $(211,346) comparable to a net loss of $(209,132) for the three months ended September 30, 2003. Over this past quarter, the Company continued to invest considerable resources in seeking out additional and future contract manufacturing opportunities and is confident that the efforts will return positive results to the Company over the ensuing months and years.

Travel and business development costs rose to $122,921 for the nine months from $57,324 for the comparative prior period ended September 30, 2003 due to the expanded pursuit of defense contracts.

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

The Company continued on its research and development program towards extending its underwater wireless communication technology into new products. This accounts for an increase in salaries to $810,394 for the nine months ended September 30, 2004 compared to salaries of $584,379 for the comparative prior nine months ended September 30, 2003. The increased activity resulted in an increase of cost recovery to $626,997 compared with $460,648 recovered in the comparative prior period pursuant to the AQUACOMM program.

Comparison of Financial Position at September 30, 2004 with December 31, 2003

The Company’s working capital position at September 30, 2004 decreased to $105,666 with current assets of $472,199 which are in excess of current liabilities of $366,533. At December 31, 2003 the Company had working capital of $491,238.

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

Although these estimates are based on our knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on our financial condition and results of operations. Management believes its critical accounting policies reflect its most significant estimates and assumptions used in the presentation of our financial statements. Our critical accounting policies include revenue recognition, accounting for stock based compensation and the evaluation of the recoverability of long lived and intangible assets. We do not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons, also known as “special purpose entities”.

Liquidity and Capital Resources

The Company has increased its shareholder’s deficit as a result of its efforts to increase its business activity and customer base. Cash outflows used in the first quarter ended March 31, 2004 was $(261,657) compared to an outflow of cash of $(67,552) for the three months ended June 30, 2004 and an outflow of cash of $(118,980) for the three months ended September 30, 2004 (cash outflow of $(448,189) for the nine months ended September 30, 2004 compared with cash inflow of $626,923 in the prior comparative nine months) . Over the prior comparative nine months the Company received $1,085,947 ($100 over the current nine months) from equity funding and received $102,948 in the prior comparative nine months from the proceeds of long term debt and received long term debt of $30,203, net of repayments, over the current nine months. As a result, operations have used cash during the quarter, leaving cash on hand at September 30, 2004 of $164,851 compared to cash on hand of $613,040 at December 31, 2003 and $744,613 at September 30, 2003. Until the Company receives its next contract and/or increases its product sales revenue, it will be dependent upon equity and loan financings to compensate for the outflow of cash anticipated from operations.

The Company is preparing a private placement offering pursuant to Regulations D and S. Any funds so raised are targeted primarily for product development, inventory for contract manufacturing, marketing and general working capital. Government support of approximately $530,000 is in place pursuant to the Aquacomm project and an additional $825,000 in provisionally repayable loans and non repayable contributions from the federal government is available to be used for programs to develop defense and homeland security technologies. The government funding programs require the Company to provide up to $0.35 for each $1.00 spent and the balance is funded by the program. At this time, no further commitment for funding has been made to the Company.

Item 3. Controls and Procedures

  Evaluation of disclosure controls and procedures

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

(b) Changes in internal controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

No change since previous filing.

Item 2. Changes in Securities.

Options Granted	Date	Exercise Price	Expiry Date
None	-	-	-

Common Stock Issued	Date	Consideration
3,182	January, 2004	services valued at $3,274
57,273	March, 2004	services valued at $27,500
8,600	April, 2004	services valued at $3,870
50,000	June, 2004	services valued at $18,500
62,472	August, 2004	services valued at $21,750
1,000,000	July, 2004	cash of $100
(168,663)	September, 2004	cancellation of shares

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

November 5, 2004 Northstar Electronics, Inc.

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

  That the financial information included in this Quarterly Report fairly presents in all material respects the financial condition and results of operations of the Company as of September 30, 2004 and for the periods presented in the report; and

  That the Quarterly Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities exchange Act of 1934

By: /s/ Wilson Russell

Title: Chief Executive Officer and Chief Financial Officer

Date: November 5, 2004

302 CERTIFICATION

I, Wilson Russell, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Northstar Electronics, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a – 14 and 15d – 14) for the registrant and have:

  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the board of directors (or persons performing the equivalent functions):

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

Date: November 5, 2004

/s/ Wilson Russell

Wilson Russell, Chief Financial Officer and Director