Form 10KSB/A
period 2003-12-31
NORTHSTAR ELECTRONICS INC
filed 2004-12-08
CIK 1082027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB-A

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from n/a to n/a

Commission file number: 333-90031

Exact name of small business issuer as specified in its charter

Northstar Electronics, Inc.

State or other jurisdiction of incorporation or organization IRS Employer Identification No. Delaware #33-0803434

Address of principal executive offices

Suite # 1455- 409 Granville Street,

Vancouver, British Columbia,

Canada V6C 1T2

Registrant’s telephone number

(604) 685-0364

Securities registered pursuant to section 12(b) of the Act

None

Securities registered pursuant to section 12(g) of the Act

100,000,000 shares of common stock with a par value of $0.0001 each

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) [x] Yes [ ] No (2) [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405). Note – If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

Aggregate market value of voting common equity held by non-affiliates as of December 31, 2003: $4,500,000 approximately

Aggregate market value of non-voting common equity held by non-affiliates as of December 31, 2003: $NIL

Indicate whether the registrant is an accelerated filer based on the market value of its public float held by non-affiliates at the end of the most recent second fiscal quarter:

[ ] Yes [x] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Outstanding shares of common stock as of February 28, 2004: 15,841,256

Outstanding shares of preferred stock as of February 28, 2004: Nil

Documents incorporated by reference: None

Northstar Electronics, Inc.

Index

Part I

Item 1. Description of Business

Item 2. Description of Properties

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholders Matters

Item 6. Management’s Discussion and Analysis or Plan of Operation

Item 7. Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

Item 8A Controls and Procedures

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

Homeland Security and Military Defense

The Company expects that design and manufacture of homeland security and anti-terrorism systems will grow to become a major component of Northstar’s business over the next five years as the United States’ Department of Homeland Security launches and ramps up its efforts to protect U.S. waterways and marine borders from ships, submarines and unwanted intruders. Northstar Electronics has designed and is manufacturing sonar hardware for homeland security and military defense systems. These systems are designed to detect and track combat divers and are intended to protect naval ships, harbors and ports.

Research and Development - AQUACOMM

AQUACOMM is a $2.5Million fully funded in-house research and development program at Northstar that has been created specifically to develop new, leading edge multiple application sonar technologies and products for a variety of industries, including: defense, offshore oil and gas, commercial fishing, oceanography, marine environment and marine transportation. The Company has received funding for this project from the Canadian Federal Government’s Atlantic Innovation Fund and the National Research Council, as well as from equity investment. Scheduled to last for three years, Northstar believes that AQUACOMM will result in the development of up to 10 new technologies during this period. To date, Northstar has expended $1,783,039Cdn on this development program and has recovered $1,105,484Cdn.

Northstar intends to use its Venture Technology Business Model to maximize the success of AQUACOMM technologies. In this model, a technology developed through AQUACOMM will be partnered with an established company in a specific industry sector. One example could be the co-development of a military underwater communications system. Northstar would develop the “wet” end and a large defense contractor would be responsible for the “dry” end. Since the defense contractor is well established in the field, it would be the defense contractor that would undertake the product introduction, marketing and sales efforts. Another example of the type of technology that could be developed under AQUACOMM is the development of a Subsea wireless communications system for the offshore oil and gas industry. Northstar expects to have such a system ready this year and intends to market the system through a strategic alliance with an international oil field communications company.

Northstar believes it can build on its expertise in sonar technology and marine engineering to become a Commercial Sonar Center of Excellence upon the completion of its AQUACOMM program.

The NETMIND System

The first application of NTI’s core technology is the NETMIND system. NTI developed, manufactures and markets this product for the world’s commercial fishing industry.

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

Major Customer Dependency – NETMIND

NTI has sold approximately 180 NETMIND systems to over 100 different customers with no dependence on one or a few major customers.

Competition – NETMIND

The system has two main competitors, Furuno in Japan and Scanmar in Norway, both of which are private companies. Little information is available to the public on either of these companies; however, we believe that NETMIND has technical advantages over each. This belief is based on our testing program, which established our technical specifications, and on information gleaned from Furuno and from Scanmar. We have no direct access to any competitor’s test data.

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

We believe that NETMIND components have a longer battery life and a more effective communication over a longer distance than its competitors. We believe the rugged design of various NETMIND components has surpassed competitor’s designs in that NETMIND’s unique components require very little maintenance.

While NETMIND continues to expand its market presence, we believe the Company is smaller in size and resources when compared to its competitors. NTI’s staff numbers twenty one while we believe Scanmar and Furuno each employ many times that number. As well, we believe the competitors’ facilities are substantially larger than NTI’s.

Distribution of the NETMIND System

NETMIND is sold directly to customers by our own sales staff and through marine electronics dealers. We have dealer representation in Canada, the United States, Iceland, Ireland, New Zealand, Scotland, Spain, Denmark and South Africa. We support all sales efforts with product brochures, pamphlets, and customer testimonials and with booths at trade shows such as Fish Expo in Seattle. We also advertise in trade magazines, notably ‘The Navigator’ and ‘Fishing News International’. Articles on the NETMIND have appeared recently in ‘National Fisherman’, Alaskan Fisherman’s Journal’ and ‘SEA Technology’.

Technology Protection – NETMIND

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

Need for Government Approvals – NETMIND

There are no Government approvals required for the NETMIND system in the areas it is currently sold.

Effect of Existing or Probable Government regulations – NETMIND

There is no effect on the Company’s sales arising from government regulations and the Company does not anticipate any change to this in the future.

Research and Development Expenditures – NETMIND

NTI has carried out research and development activities on NETMIND enhancements in 2003. None of these costs were borne directly by customers nor did these costs directly affect NTI’s pricing structure.

Costs and Effects of Compliance with Environmental Laws – NETMIND

NTI has incurred no costs nor suffered any effects to maintain compliance with any environmental laws.

CONTRACT MANUFACTURING (CM)

NEI’s second business activity, conducted through both its subsidiary companies (NTI and NNL) is contract manufacturing where the Company produces electronic systems under contract to the defense and aerospace industry (called ‘build to print’). We build products according to designs provided by our customers. The Company’s main customer is currently Lockheed Martin, for whom Northstar provides production engineering, sourcing and procurement of parts, assembly of parts into systems, testing and shipping. The Company has manufactured submarine control consoles under several contracts with Lockheed Martin Naval Electronics in Manassas, Virginia.

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

The CM Market

NTI has focused attention on the North American military market. The United States and Canada have many programs where NTI’s services could be used. This includes programs to manufacture control consoles for submarines, helicopters and fixed wing aircraft. For example, Canada has announced the award in 2004 of a contract for the US$2Billion Maritime Helicopter Project (MHP) that will require the type of console displays NTI can manufacture.

NTI signed a US$2Million contract with Lockheed Martin, Manassas, Virginia on October 19, 1999 to assemble, test and deliver control consoles for the Canadian Navy’s Victoria Class submarines. Since NTI successfully completed the project to the satisfaction of both Lockheed Martin and the Navy, Lockheed Martin has awarded follow-on contracts to NTI. In 2003, Lockheed Martin and NTI signed a Manufacturing License Agreement approved by the US State Department. The Agreement allows for NTI to manufacture command and control consoles for Lockheed Martin on projects they have anywhere in the world. As well, NTI is permitted to offer Lockheed Martin’s console technology directly to the Canadian Armed Forces.

Competition – CM

For control consoles produced for Lockheed Martin, NTI’s competition would be primarily similar sized companies as NTI in the United States, Canada or abroad. We are not aware, at this time, of any companies in particular that are direct competitors. However, we expect that, dependent upon the economic and political factors influencing Lockheed Martin, there will indeed be strong competition for future contracts. NTI’s main competitive advantages are price (our labor and overhead rates are low compared to many other jurisdictions) and quality (we have proven performance) based on the success to date of the submarine control console contract.

Marketing – CM

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

Technology Protection – CM

NTI currently owns no proprietary technology requiring protection with respect to its CM activities.

Raw Material Sources and Availability – CM

Materials and parts are available on an as needed basis from a variety of sources in the United States and Canada.

Dependence on One or a Few Major Customers – CM

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

Need for Government Approvals – CM

There are no government approvals applicable to our CM activities, except any required as part of a contract. In that event, the requirement would be passed down from the prime contractor as a part of the statement of work

Effect of Existing or Probable Government Regulations – CM

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

Research and Development Expenditures – CM

NTI has incurred no expenditures in fiscal 2003 on CM research and development activities.

Costs and Effects of Compliance with Environmental Laws – CM

The Company has incurred no costs or adverse effects in its compliance with any environmental laws.

SYSTEM INTEGRATION

NNL carries out multifaceted contracts that require several subcontractors to perform specialized tasks. This ability to integrate the work of several components to create one complete system is one of Northstar’s main areas of business – system integration.

As a result of its expertise, NNL has developed its approach to securing and executing large defense contracts by bringing together a number of affiliate companies thereby being able to present a unique capability to prime defense contractors. A major potential project in this area is the $3Billion Maritime Helicopter Project, the contract for which is expected to be awarded in 2004. Because NNL offers ‘one stop shopping’ to twenty five companies with a wide range of relevant expertise, it is anticipated that some contract work for the Maritime Helicopter Project will flow to NNL, regardless of which consortia wins the bid.

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

The Company leases its corporate offices located at 1455 – 409 Granville Street, Vancouver, British Columbia, Canada V6C 1T2

Northstar Technical Inc. leases its offices and operations facilities at 1 Duffy Place, Unit #6, St. John’s, Newfoundland, Canada A1B 4M6

Northstar Network Ltd. leases its offices and operations facilities at 67 Majors Path, Unit #102, St. John’s, Newfoundland, Canada A1A 4Z9

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

The Company has amended its December 31, 2003 Form 10KSB to include the name and address of its auditors on its audit report, which information was inadvertently left out of the original filing. The Company’s auditors continue to be Pannell Kerr Forster located in Vancouver, British Columbia.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

No change since previous filing

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion, comparison and analysis should be read in conjunction with the Company’s accompanying audited consolidated financial statements for the years ended December 31, 2003 and 2002 and the notes related thereto. The discussion of results, causes and trends should not be construed to infer conclusions that such results, causes or trends necessarily will continue in the future.

Results of Operations

The following table sets forth for the years indicated items included in the Company’s consolidated statement of operations:

	2003	2002	2001	2000	1999	1998
Total revenue	$ 1,641,960	$ 976,234	$1,176,527	$2,301,378	$462,659	$193,913
Cost of goods sold	230,213	253,377	472,227	1,370,427	136,955	71,189
Discounts	198,950	148,425	171,830	187,392	69,399	29,087
	429,163	401,802	644,057	1,557,819	206,354	100,276
Gross margin	1,212,797	574,432	532,470	743,559	256,305	93,637
Expenses	1,905,942	1,366,567	974,394	595,823	623,826	80,676
Net income (loss)	$(693,145)	$(792,135)	$(441,924)	$147,736	$(367,521)	$(187,039)
Net income (loss) per share	$(0.05)	$(0.08)	$(0.06)	$ 0.02	$ (0.05)	$ (0.03)

As a result of its design engineering programs and expenditures, Northstar Electronics, Inc. is building an infrastructure to position itself for significant growth. In each of its core areas of business, the Company has proven itself with an ability to deliver high quality projects on time and within budget.

DISCUSSION

The Company’s revenues were $1,641,960 for 2003 ($976,234 in 2002) and we incurred a net loss of $(693,145) for 2003 [$(792,135) in 2002]. Management is confident that the steps taken this past year can provide the basis for substantially increased revenues and profitability over the ensuing years.

Sonar Products and Technologies

Most of the loss is attributable to the Company’s development projects to design and develop sonar products, sonar systems and leading edge sonar technologies. The development program has taken on two complementary directions, one aimed at defense and Homeland Security, the other aimed at civilian markets in offshore petroleum, environment and commercial fishing industries.

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

The Company used cash in operations of $(368,708) in 2003 compared to cash used by operations of $(589,419) during 2002 and cash used by operations of $(138,931) during 2001. Cash used in operations was offset by the Company’s raising of capital by the issuance of its common shares. In 2003, the Company was successful in raising net equity financing of $1,096,040 ($706,793 in 2002) through a Regulation S common share issuance and private placements.

The Company’s working capital and capital requirements will depend on many factors, including the ability of the Company to increase sales from marketing of the NETMIND system in order to generate sufficient funds to cover the current level of operating expenses. The Company further intends to create working capital from the business to be generated pursuant to the Manufacturing License Agreement with Lockheed Martin. During the most recent fiscal year the Company increased its long-term debt by $106,331. The availability of sufficient future funds will depend to an extent on the obtaining of manufacturing contracts on a timely basis. Accordingly, the Company may be required to issue securities to finance any working capital requirements. There can be no assurance whether or not such future financings will be available on satisfactory terms.

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

Item 7. Financial Statements

NORTHSTAR ELECTRONICS, INC.

Index to Consolidated Financial Statements December 31, 2003 and 2002 (U.S. Dollars)

Report of Independent Chartered Accountants

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

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

Pannell Kerr Forster

\S\

Chartered Accountants

7th Floor, Marine Building, 355 Burrard Street

Vancouver, B.C., Canada V6C 2G8

March 26, 2004

NORTHSTAR ELECTRONICS, INC.

Consolidated Balance Sheets

December 31

(U.S. Dollars)

	2003	2002
Assets

Current
Cash	$613,040	$117,690
Accounts receivable (note 5)	227,444	345,454
Inventory	161,602	147,846
Prepaid expenses	11,148	4,682
Total Current Assets	1,013,234	615,672

Intangible asset (note 6)

	37,285	33,613
Property and equipment (note 6)	118,956	104,458

Total Assets	$1,169,475	$753,743

Liabilities

Current
Accounts payable and accrued liabilities	$236,255	$418,555
Loans payable (note 7)	58,905	72,863
Deferred revenue (note 5)	143,309	0
Current portion of long-term debt (note 8)	83,527	62,079
Total Current Liabilities	521,996	553,497

Long term debt (note 8)	376,282	315,932

Discount on long term debt (note 8)

	137,910	113,377
Due to Cabot Management Limited (note 9)	85,268	70,105
Due to Director (note 9)	44,255	140,297
Total Liabilities	1,165,711	1,193,208

Contingencies and Commitment (notes 10 and 11)

Stockholders' Equity (Deficit)

Common Stock
Authorized
100,000,000 Common shares with a par value of $0.0001 each
20,000,000 Preferred shares with a par value of $0.0001 each
Issued and outstanding
15,838,074 (11,907,976 - 2002) Common shares	1,584	1,191
Additional Paid-in Capital	3,423,191	2,179,624
Other Comprehensive Income (loss)	(82,373)	25,213
Accumulated Deficit	(3,338,638)	(2,645,493)
Total Stockholders' Equity (Deficit)	3,764	(439,465)

Total Liabilities and Stockholders' Equity (Deficit)	$1,169,475	$753,743

NORTHSTAR ELECTRONICS, INC.

Consolidated Statements of Operations

Years Ended December 31

(U.S. Dollars)

	2003	2002	2001

Revenues	$ 1,641,960	$ 976,234	$ 1,176,527
FONT FACE="Univers, Arial, sans-serif">Discounts	198,950	148,425	171,830

Revenues net of Discounts	1,443,010	827,809	1,004,697
Cost of Goods Sold	230,213	253,377	472,227

Gross Margin	1,212,797	574,432	532,470

Expenses
Research and development	848,277	439,003	71,852
Tax credits on research and development	(138,810)	(55,401)	(26,142)
Salaries, wages and benefits	358,970	248,553	330,316
Consulting	219,161	129,875	42,900
Travel and marketing	163,143	145,610	167,321
Rent	108,623	95,226	78,423
Business development	82,221	85,491	76,147
Office	45,387	51,446	38,092
Interest and bank charges	9,917	43,779	4,228
Professional fees	91,440	63,975	87,523
Telephone, light and heat	48,820	32,671	26,067
Interest on long-term debt	18,574	32,043	32,065
Miscellaneous	12,404	22,460	13,818
Amortization	37,815	31,836	31,784
	1,905,942	1,366,567	974,394
Net Loss	(693,145)	(792,135)	(441,924)
Other Comprehensive Income (Loss)	(107,586)	(12,095)	3,314
Total Comprehensive Loss	(800,731)	$(804,230)	$(438,610)
Net Loss Per Share	$(0.05)	$(0.08)	$(0.06)

Weighted Average Number of Shares
Outstanding	14,446,986	9,954,597	7,820,940

NORTHSTAR ELECTRONICS, INC.

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

Years Ended December 31

(U.S. Dollars)

			Additional	Other		Total
	Number of	Par	Paid-in	Comprehensive	Accumulated	Stockholder
	Shares	Value	Capital	Income	Deficit	Equity (Deficit)
Balance, December 31, 2001	7,942,009	$794 794	$1,146,447	$ 37,308	$ (1,853,358)	$ (668,809)
Issuance of common stock
For cash
On private placement	3,173,309	318	1,114,448	0	0	1,114,766
On exercise of options	78,123	8	0	0	0	8
For services	714,535	71	275,075	0	0	275,146
Share issue costs	0	0	(407,981)	0	0	(407,981)
Valuation of stock options	0	0	51,635	0	0	51,635
Other comprehensive income (loss)	0	0	0	(12,095)	0	(12,095)
Net loss	0	0	0	0	(792,135)	(792,135)
Balance December 31, 2002	11,907,976	$1,191	$2,179,624	$25,213	$(2,645,493)	$(439,465)
Issuance of common stock
For cash
On private placements	1,782,405	178	798,967	0	0	799,145
On unit offerings	1,720,235	172	587,328	0	0	587,500
On exercise of options	25,000	3	12,497	0	0	12,500
For services	152,361	15	72,261	0	0	72,276
For fees	250,097	25	103,881	0	0	103,906
Share issue costs – for cash	0	0	(303,105)	0	0	(303,105)
- for shares	0	0	(103,906)	0	0	(103,906)
Valuation of stock options	0	0	75,644	0	0	75,644
Other comprehensive (loss)	0	0	0	(107,586)	0	(107,586)
Net loss	0	0	0	0	(693,145)	(693,145)
Balance, December 31, 2003	15,838,074	$1,584	$3,423,191	$ (82,373)	$(3,338,638)	$ 3,764

NORTHSTAR ELECTRONICS, INC.

Consolidated Statements of Cash Flows

Years Ended December 31

(U.S. Dollars)

	2003	2002	2001

Operating Activities
Net loss	$(693,145)	$(792,135)	$(441,924)
Adjustments to reconcile net loss to net cash
Used in operating activities
Amortization	37,815	31,836	31,784
Stock based and uncompensated services	75,644	51,635	42,900
Services paid with common stock	72,276	275,146	87,610
Changes in operating assets and liabilities
Accounts receivable	162,195	(206,001)	302,970
Prepaid expenses	(5,543)	716	(3,339)
Inventory	15,039	(40,589)	28,279
Accounts payable and accrued liabilities	(165,703)	89,973	(187,211)
Deferred revenue	132,714	0	0

Cash Used in Operating Activities	(368,708)	(589,419)	(138,931)

Investing Activities
Acquisition of equipment	(45,810)	(78,004)	(24,080)
Proceeds on disposal of equipment	9,415	0	0

Cash Used in Investing Activities	(36,395)	(78,004)	(24,080)

Financing Activities
Issuance of common stock for cash	1,096,040	706,793	0
Loans payable (repayment)	(73,823)	79,941	(9,067)
Proceeds from long-term financing	69,972	30,066	189,415
Repayment of long-term debt	(69,923)	(186,668)	(83,466)
Advances from (repayment to) director	(132,030)	115,896	(23,088)

Cash Provided by Financing Activities	890,236	746,028	73,794

Effect of Foreign Currency Translation on Cash	10,217	(614)	3,314

Inflow (Outflow) of Cash	495,350	77,991	(85,903)
Cash, Beginning of Year	117,690	39,699	125,602

Cash, End of Year	$613,040	$117,690	$39,699

Supplemental Information
Interest paid	$18,574	$32,043	$32,065

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

NORTHSTAR ELECTRONICS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2003 and 2002

(U.S. Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

(f) Long-lived assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”

establishes a single accounting model for long-lived assets to be disposed of by sale including discontinued operations. SFAS 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell,

whether reported in continuing operations or discontinued operations.

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

(g) Government assistance

The Company’s subsidiaries have been awarded assistance under certain Government of Canada assistance programs. Amounts received or receivable under these programs are recorded as revenue at the time the amounts are approved for payment by the government agency.

(h) Foreign currency translation

The Company's operations and activities are conducted principally in Canada; hence the Canadian dollar is the functional currency. Amounts incurred in U.S. dollars are translated as follows:

(i) Monetary assets and liabilities at the rate of exchange in effect as at the balance sheet date;

(ii) Non-monetary assets and liabilities at the exchange rates prevailing at the time of the acquisition of the assets or assumption of the liabilities; and

(iii) Revenues and expenditures at rates approximating the average rate of exchange for the year.

For reporting purposes, assets and liabilities of non - U.S. subsidiaries that operate in a local currency environment are translated to U.S. dollars at year end exchange rates. Translation adjustments are recorded as other Comprehensive income or (loss) not affecting deficit within stockholders’ equity.

NORTHSTAR ELECTRONICS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2003 and 2002

(U.S. Dollars)

>2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Diluted loss per share is not shown as it is anti-dilutive

(l) Stock-Based Compensation

The Company applies the intrinsic value method of accounting as prescribed by APB Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations, in accounting for options granted to employees. As such, compensation expense is recorded on the date of the grant when the market price of the underlying stock exceeds the exercise price. SFAS 123 “Accounting for Stock-based Compensation” establishes accounting and disclosure requirements using the fair value-based method of accounting for stock-based compensation plans. As allowed by SFAS 123, the company elected to

NORTHSTAR ELECTRONICS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2003 and 2002

(U.S. Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

continue to apply the intrinsic value-based method of accounting described above and has adopted the disclosure requirements of SFAS 123.

Compensation expense of $nil (2002-$24,000; 2001 - $37,240) was recognized as salaries expense. Had compensation expense been determined as provided in SFAS 123 using the Black-Scholes option-pricing model, the pro-forma effect on the Company's net loss and per share amounts would have been as follows:

	2003	2002	2001
Net loss, as reported	$(693,145)	$(792,135)	$(441,924)
Deduct: stock-based employee compensation expense
expense under intrinsic value method	0	24,000	37,240

Add: total stock-based compensation expense
determined under fair value based method	(54,560)	(414,054)	(67,480)

Net loss, pro-forma	$(747,705)	$(1,182,189)	$(472,164)

Net loss per share, as reported	$(0.05)	$(0.08)	$(0.06
Deduct: stock-based employee compensation expense
expense under intrinsic value method	0	0	0

Add: total stock-based compensation expense
determined under fair value based method	(0.01)	(0.04)	(0.01)

Net loss per share, pro-forma	$(0.06)	$ (0.12)	$ (0.07)

The fair value of each option grant is calculated using the following weighted average assumptions:

Expected life (years) 5	7	5
Risk free interest rate 2.75%	4.38%	4.00%
Expected volatility 93.93%	80.86%	45.04%
Expected dividend yield 0.00%	0.00%	0.00%

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

(l) Recent accounting pronouncements

  In January 2003 the FASB issued interpretation No. 46, Consolidation of

Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. Interpretation 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise both private and public that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The Company has no investment in or contractual relationship or other business relationship with a variable interest entity and

NORTHSTAR ELECTRONICS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2003 and 2002

(U.S. Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

therefore the adoption did not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

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

iv. In December 2002, FASB issued SFAS 148, “Accounting for Stock-based Compensation – Transition and Disclosure, an amendment to SFAS 123”. SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock-based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendment to SFAS 123, which provides for additional methods, are effective for the periods beginning after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

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

>3. FINANCIAL INSTRUMENTS (Continued)

ii Interest rate risk

The Company is not exposed to significant interest rate risk due to the short term maturity of its monetary current assets and current liabilities.

iii Credit risk

The Company is exposed to credit risk with respect to its accounts receivable. The Company follows a program of credit evaluations of customers and limits the amount of credit extended when deemed necessary. The Company maintains provisions for potential credit losses and any such losses to date have been within management’s expectations.

iv Foreign exchange risk

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

$3,658,765Cdn.

The project, ‘Aquacomm’, is a research and development project to develop new products. Qualifying costs must be incurred prior to March 31, 2005. During 2003 the Company received advances in excess of costs incurred and shown as deferred revenue at December 31, 2003. During 2002 the Company incurred qualifying costs on which the applicable government assistance of $197,239 was not received until 2003 and was shown as a receivable at the 2002 year end. Assistance received is contingently repayable as disclosed in Note 10 (ii).

NORTHSTAR ELECTRONICS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2003 and 2002

(U.S. Dollars)

6. PROPERTY AND EQUIPMENT

2003
		Accumulated
		Depreciation
		and
	Cost	Amortization	Net
Computer equipment	$34,944	$14,782	$20,162
Computer software	59,098	38,831	20,267
Furniture and equipment	49,439	18,740	30,699
Manufacturing equipment	73,940	31,280	42,660
Leasehold improvements	7,729	2,561	5,168

	$225,150	$106,194	$118,956

During the 2003 year the Company reduced the cost of property and equipment additions by $42,040 in government assistance received.

2002
		Accumulated
		Depreciation
		And
	Cost	Amortization	Net
Computer equipment	$28,266	$10,529	$17,737
Computer software	53,616	32,053	21,563
Furniture and equipment	33,792	16,324	17,468
Manufacturing equipment	49,983	8,181	41,802
Leasehold improvements	7,180	1,292	5,888

	$ 172,837	$ 68,379	$ 104,458

Intangible Asset

The Company acquired the design rights and tooling for a significant component of its Netmind system at a cost of $37,285. The asset has an indefinite life and will be tested for impairment annually.

7. LOANS PAYABLE

	2003	2002
10% term loan with monthly interest payments only, due July 3, 2006.	$50,000	$ 0
10% demand loan payable on June 26, 2004	8,905	6,656
10% loan payable to Enterprise Newfoundland and Labrador in monthly interest payments, due on demand	0	2,817
10% demand loan payable on November 5, 2002. The loan was repaid in January, 2003	0	63,390
	$58,905	$72,863

NORTHSTAR ELECTRONICS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2003 and 2002

(U.S. Dollars)

8. LONG-TERM DEBT

	2003	2002
Atlantic Canada Opportunities Agency ("ACOA")
Interest free loan with monthly principal repayments of $3,256 Cdn ($94,395 Cdn: 2002 - $133,467 Cdn)	$72,778	$84,605
12% loan with monthly principal repayments of $1,786 Cdn plus interest ($53,574Cdn: 2002 -$75,006 Cdn)	41,306	47,546
Interest free loan repayable in 72 monthly consecutive instalments of $3,119 Cdn ($130,975 Cdn: 2002 - $168,403 Cdn)	100,982	106,751
Interest free unsecured loan repayable in monthly payments of Cdn $5,938 commencing April, 2005 ($448,875 Cdn: 2002 - $350,875 Cdn)	346,083	222,420
Interest free loan payable $867Cdn monthly commencing January 2004 ($47,432 Cdn)	36,570	30,066
	597,719	491,388
Less: Current portion	83,527	62,079
	514,192	429,309
Discount on interest free loans payable	(137,910)	(113,377)

	$376,282	$315,932

Principal repayment terms are approximately:

2004	$83,527
2005	$124,730
2006	$112,604
2007	$77,370
2008	$59,422
Thereafter	$140,066
$597,719

9. RELATED PARTY TRANSACTIONS

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

10. CONTINGENT LIABILITIES (Continued)

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

12. STOCK OPTIONS

The following table summarizes the Company's stock option activity for the years ended December 31, 2003 and 2002:

			Weighted
		Exercise	Average
	Number	Price	Exercise
	of Shares	Per Share	Price
Balance, December 31, 2001	1,547,123	$ 0.0001 to $0.60	$ 0.48
Granted during year	1,755,000	$ 0.50 to $ 1.00	$ 0.56
Cancelled or expired	(100,000)	$ 0.50	$ 0.50
Exercised	(78,123)	$ 0.0001	$ 0.0001

Balance, December 31, 2002	3,124,000	$ 0.50 to $ 1.00	$ 0.57
Granted during year	522,500	$0.50 to $1.50	$0.81
Cancelled or expired	(485,000)	$0.50 to $1.00	$0.62
Exercised	(25,000)	$0.50	$0.50

Balance, December 31, 2003

	3,136,500	$0.50 to $1.50	$0.57

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

As at December 31, 2003 and 2002 the outstanding stock options granted to directors, employees and others are as follows:

NORTHSTAR ELECTRONICS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2003 and 2002

(U.S. Dollars)

12. STOCK OPTIONS (Continued)

	Exercise	Number of Shares
Expiry Date	Price	2003	2002

February 12, 2004	$ 0.50	425,000	525,000
February 12, 2009	$ 0.50	265,000	265,000
October 12, 2009	$ 0.50	25,000	25,000
December 15, 2010	$ 0.50	244,000	244,000
October 26, 2003	$ 0.50	0	160,000
March 31, 2006	$ 0.0001	0	0
April 24, 2011	$ 0.50	25,000	25,000
May 25, 2006	$ 0.0001	0	0
September 17, 2006	$ 0.50	50,000	50,000
January 26, 2006	$ 0.50	75,000	75,000
June 25, 2007	$ 0.50	125,000	125,000
June 25, 2007	$ 0.75	175,000	175,000
July 5, 2007	$ 0.50	815,000	815,000
December 19, 2012	$ 0.50	405,000	405,000
October 1, 2003	$ 0.50	0	75,000
October 1, 2003	$ 0.75	0	75,000
October 1, 2003	$ 1.00	0	75,000
December 4, 2011	$ 0.50	10,000	10,000
May 31, 2008	$0.50	50,000	0
May 31, 2008	$0.75	75,000	0
May 31, 2008	$1.00	75,000	0
May 31, 2008	$1.25	75,000	0
May 31, 2008	$1.50	50,000	0
July 8, 2008	$0.50	22,500	0
April 30, 2008	$0.50	150,000	0
Total outstanding and exercisable		3,136,500	3,124,000

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
$1,412,041

NORTHSTAR ELECTRONICS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2003 and 2002

(U.S. Dollars)

The components of future income tax assets are as follows:

	2003	2002
Future income tax assets
Non-capital loss carry forwards	$1,412,041	$1,001,000
Approximate tax rate	40%	40%
	564,817	400,400
Less: Valuation allowance	(564,817)	(400,400)
	$0	$0

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial

Disclosure

There are no reportable disagreements on accounting or financial disclosure issues

Item 8A. Controls and Procedures

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Executive and Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure and control procedures. Based upon that evaluation, the Chief Executive and Financial Officer concluded that the Company’s disclosure and control procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these subsequent to the date of their evaluation.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act

Name of Director Age Office

Wilson Russell, PhD 58 President and Principal Financial Officer

Mr. Robert Blair 72 Director

David Buttle, PhD 55 Director

Item 10. Executive compensation

During the year the Company paid $53,550 (2002 - $35,227) to Wilson Russell for his services.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Class	Name and Address	Number of Shares	Percentage of Shares*
Common	Frank Power 998 Riverside Drive Port Coquitlam, B.C. Canada V3B 7Y4	1,018,200	6.43%
Common	Wilson Russell 4742 Collingwood Street Vancouver, B.C. Canada V6S 2B4	2,540,743	16.04%
Common	David Buttle The Well House, Burkham Wokington, Berkshire United Kingdom RG114P5	44,399	0.28%
Common	All officers and directors as a group	2,585,142	16.32%

*Based on 15,838,074 shares of common stock issued and outstanding December 31, 2003

Item 12. Certain Relationships and Related Transactions

No change since previous filing

PART IV

Item 13. Exhibits and Reports on Form 8-K

No change in exhibits since previous filing

No Form 8K was filed during the fourth quarter of 2003

Item 14. Principal Accountants Fees and Services

During the year the Company’s auditors and principal accountants received approximately $34,695 in remuneration for audit and related (quarterly reviews) services. No other services were provided to the Company by its auditors and principal accountants.

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

4. I am responsible for establishing and maintaining disclosure controls and procedures, as defined in Exchange Act Rules 13a – 14 and 15d – 14, for the registrant and have:

  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

Date: March 16, 2004 /s/ Wilson Russell________________

Wilson Russell, CEO and Chief Financial Officer and Director

30