Form 10KSB
period 2004-12-31
NORTHSTAR ELECTRONICS INC
filed 2005-03-30
CIK 1082027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-KSB [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from n/a to n/a
Commission file number: 333-90031
Exact name of small business issuer as specified in its charter Northstar Electronics, Inc.
State or other jurisdiction of incorporation or organization. Delaware	IRS Employer Identification No #33-0803434
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

Aggregate market value of voting common equity held by non-affiliates as of December 31, 2004: $4,200,000 approximately

Aggregate market value of non-voting common equity held by non-affiliates as of December 31, 2004: Not Applicable

Indicate whether the registrant is an accelerated filer based on the market value of its public float held by non-affiliates at the end of the most recent second fiscal quarter:
[ ] Yes [x] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
Outstanding shares of common stock as of February 28, 2005: 16,002,046
Outstanding shares of preferred stock as of February 28, 2005: Nil

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
NNL was incorporated to pursue defense, aerospace and homeland security contract manufacturing opportunities.

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

Homeland Security and Military Defense
The Company expects that design and manufacture of homeland security and anti-terrorism systems will grow to become a major component of Northstar’s business over the next five years as the United States Department of Homeland Security and the United States Navy launches and ramps up its efforts to protect ports, shore side high value assets, and ships from terrorists. Northstar Electronics has designed and is manufacturing sonar hardware for homeland security and military defense systems. These systems are designed to detect and track combat divers and explosive laden underwater vehicles and are intended to protect naval ships, harbors and ports.

Research and Development - AQUACOMM
AQUACOMM is a $2.5Million fully funded in-house research and development program at Northstar that was created specifically to develop new, leading edge multiple application sonar technologies and products for a variety of industries, including: defense, offshore oil and gas, commercial fishing, oceanography, marine environment and marine transportation. The Company has received funding for this project from the Canadian Federal Government’s Atlantic Innovation Fund and the National Research Council, as well as from equity investment. Scheduled to last until March 31, 2006, Northstar believes that AQUACOMM will result in the development of several new technologies during this period. To date, Northstar has expended $2,165,273 on this development program and has recovered $1,441,832.

Northstar intends to use its Venture Technology Business Model to maximize the success of AQUACOMM technologies. In this model, a technology developed through AQUACOMM will be partnered with an established company in a specific industry sector. One example could be the co-development of a military underwater communications system. Northstar would develop the “wet” end and an established defense contractor would be responsible for the “dry” end. Since the defense contractor is well established in the field, it would be the defense contractor that would undertake the product introduction, marketing and sales efforts. Another example of the type of technology that could be developed under AQUACOMM is the development of a Subsea wireless communications system for the offshore oil and gas industry. Northstar expects to develop such a system and intends to market the system through a strategic alliance with an international oil field communications company.

Northstar believes it can build on its expertise in sonar technology and marine engineering to become a Commercial Sonar Center of Excellence upon the completion of its AQUACOMM program.

The NETMIND System
The first application of NTI’s core technology is the NETMIND system. NTI developed, manufactures and markets this product for the world’s commercial fishing industry.

The NETMIND Market
NETMIND was introduced to the fishing industry in late 1996. To date, approximately 230 systems have been sold in North America, Europe, Ireland, Spain, New Zealand and Russia. The targeted customers have been strategic in that they are industry leaders and government agencies. They include the National Oceanic and Atmospheric Administration (NOAA) in the United States, the United States Department of the Interior and the Federal Department of Fisheries and Oceans and Fishery Products International in Canada. Customer feedback has shown that the NETMIND system enhances efficiency, reduces gear damage and improves catch quality.

Raw Material Sources and Availability
Raw materials for the manufacture of the NETMIND system are available from various sources. The principal suppliers are as follows:
Compass Ltd. - stainless steel chamber and end caps for sensors, mounting flanges for hull mounted hydrophone and other miscellaneous stainless steel parts
MF Composites - polyurethane, resin and hardener
Battery Specialists - battery chargers
Mercury Wire Products - tow cable for hydrophone
Electrosonic - electronic components
Future Active Inc. - electronic components
UPE - circuit boards
Enerpower - battery packs
To date, NTI has received parts, supplies and materials from these suppliers in a timely fashion and has met its production schedules. In our efforts to reduce costs, we now produce transducers and other components in house.

Major Customer Dependency – NETMIND
NTI has sold approximately 230 NETMIND systems to over 150 different customers with no dependence on one or a few major customers.

Competition – NETMIND
The system has one main competitor, Scanmar in Norway, which is a private company. Little information is available to the public on Scanmar; however, we believe that NETMIND has technical advantages over their system. This belief is based on our testing program, which established our technical specifications, and on information gleaned from Scanmar. We have no direct access to any competitor’s test data.
The NETMIND and Scanmar systems consist of wireless acoustic sensors used underwater and both systems operate by illustrating how the fishing net is behaving while being towed. However, unlike its competitors, NETMIND sensors are fully serviceable. The electronic circuitry is contained in stainless steel cylinders within each component and is easily removed for repair by opening the end cap.
We believe that NETMIND components have a longer battery life and a more effective communication over a longer distance than its competitor. We believe the rugged design of various NETMIND components has surpassed competitor’s designs in that NETMIND’s unique components require very little maintenance.
While NETMIND continues to expand its market presence, we believe the Company is smaller in size and resources when compared to its competitor. NTI’s staff numbers nineteen while we believe Scanmar employs many times that number. Also, we believe the competitor’s facilities are substantially larger and more costly than NTI’s.

Distribution of the NETMIND System
NETMIND is sold directly to customers by our own sales staff and through marine electronics dealers. We have dealer representation in Canada, the United States, Iceland, Ireland, New Zealand, Scotland, Spain, Denmark and South Africa. We support all sales efforts with product brochures, pamphlets, and customer testimonials and with booths at trade shows such as Fish Expo in Seattle, Washington. We also advertise in trade magazines, notably ‘The Navigator’ and ‘Fishing News International’. Articles on the NETMIND have appeared recently in ‘National Fisherman’, Alaskan Fisherman’s Journal’ and ‘SEA Technology’.

Technology Protection – NETMIND
Since commercializing NETMIND in 1996, NTI has made many enhancements to its system. These activities have resulted in an optimum design for which a patent application may be submitted. The technology is difficult to replicate because of its sophistication and, regardless of patent protection, it is expected it would take several years for a new player to reach parity with the present system.
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

Research and Development Expenditures – NETMIND
NTI has carried out research and development activities on NETMIND enhancements in 2004. None of these costs were borne directly by customers nor did these costs directly affect NTI’s pricing structure.

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

The CM Market
NTI has focused attention on the North American military market. The United States and Canada have many programs where NTI’s services could be used. This includes programs to manufacture control consoles for submarines, helicopters and fixed wing aircraft. For example, Canada announced the award in 2004 of a contract for the US$2Billion Maritime Helicopter Project (MHP) that will require the type of console displays NTI can manufacture.

NTI signed a US$2Million contract with Lockheed Martin, Manassas, Virginia in 1999 to assemble, test and deliver control consoles for the Canadian Navy’s Victoria Class submarines. Since NTI successfully completed the project to the satisfaction of both Lockheed Martin and the Navy, Lockheed Martin has awarded follow-on contracts to NTI. In 2003, Lockheed Martin and NTI signed a Manufacturing License Agreement approved by the US State Department. The Agreement allows for NTI to manufacture command and control consoles for Lockheed Martin on projects they have anywhere in the world. As well, NTI is permitted to offer Lockheed Martin’s console technology directly to the Canadian Armed Forces.

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

Marketing – CM
With respect to other Lockheed Martin divisions and with other prime contractors, we expect to use our success on the submarine console contract to showcase our expertise. The benefits of our marketing efforts are contacts made through networking in the industry and attendance at trade shows, conferences and special missions sponsored by the department of defense. In 2004, we continued to attend defense and aerospace exhibitions in Canada and the United States and we participated in several missions to meet prime contractors involved in the Joint Strike Fighter Program in the United States.

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
NTI has incurred no expenditures in fiscal 2004 on CM research and development activities.

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

As a result of its capabilities and expertise, NNL has developed a unique approach to securing and executing large defense contracts. NNL will bring together a number of Small Medium Size Enterprises (SME) affiliate companies thereby being able to present a capability to prime defense contractors. A major potential project in this area is the $2Billion Canadian Maritime Helicopter Project. Because NNL offers ‘one stop shopping’ for 25 companies with a wide range of relevant expertise, it is anticipated that some contract work for the Maritime Helicopter Project will flow to NNL. Verbal commitments have been made by the sub contractors working on the MHP, however, no firm contracts have been signed.

NNL has signed a memorandum of interest (MOI) with three separate Lockheed Martin companies in the United States and with four major subcontractors of Lockheed Martin, for potential work on the Joint Strike Fighter (JSF) program.

This program is a $200Billion + multinational program led by the United States Government to design and produce the next generation fighter aircraft, in order to replace existing fleets of F-16, F-18, A-10 and Harrier aircraft worldwide. Sales are predicted to exceed 3,000 aircraft in the US and UK alone, with an additional export market of 3,000 aircraft expected.

The JSF contract is the largest defense contract ever awarded and it will continue for 35 years or longer. Northstar has developed relationships with Lockheed Martin, Harris Corporation, TRW, BAE Systems and Northrop Grumman, which the Company expects will lead to contract work on the JSF program.

In 2003, NNL as prime contractor, with TYCO International, submitted a bid to provide the dual mode fiber optic assemblies for the JSF. Prototype test assemblies were provided to the customer and extensive testing was carried out on them as well as on the assemblies of competing companies. As a result of the testing, the NNL cables are one of three cables selected for use in the program. The application is expected to continue for the lifetime of the JSF program with the first contract award now expected in 2005.

EMPLOYEES

As of December 31, 2004 the Company had a total of 25 full time employees.

PUBLIC INFORMATION
The Company electronically files with the Securities and Exchange Commission (SEC) all its reports, including, but not limited to, its annual and quarterly reports. The SEC maintains an internet site http://www.sec.gov that contains reports and other information regarding issuers that do file electronically. The Company maintains a web site address at www.northstarelectronics.com

Item 2. Description of Properties
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
The Company has filed with the SEC an SB-1 registration statement April 20, 2000, an S-8 registration November 2000 and quarterly reports (form 10QSB) for June and September 2000 and for March, June and September 2001, 2002, 2003 and 2004 and annual reports (form 10KSB) for December 31, 2000, 2001, 2002 and 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
No change since previous filing

Item 6. Management’s Discussion and Analysis or Plan of Operation
The following discussion, comparison and analysis should be read in conjunction with the Company’s accompanying audited consolidated financial statements for the years ended December 31, 2004 and 2003 and the notes related thereto. The discussion of results, causes and trends should not be construed to infer conclusions that such results, causes or trends necessarily will continue in the future.

Results of Operations The following table sets forth for the years indicated items included in the Company’s consolidated statement of operations:
	2004	2003	2002	2001	2000	1999
Total revenue	$1,461,528	$1,641,960	$976,234	$1,176,527	$2,301,378	$462,659
Cost of goods sold	245,305	230,213	253,377	472,227	1,370,427	136,955
Discounts	129,111	198,950	148,425	171,830	187,392	69,399
	374,416	429,163	401,802	644,057	1,557,819	206,354
Gross margin	1,087,112	1,212,797	574,432	532,470	743,559	256,305
Expenses	1,918,653	1,905,942	1,366,567	974,394	595,823	623,826
Net income (loss)	$(831,541)	$(693,145)	$(792,135)	$(441,924)	$147,736	$(367,521)
Net income (loss) per share	$(0.05)	$(0.05)	$(0.08)	$(0.06)	$ 0.02	$(0.05)

As a result of its design engineering programs and expenditures, Northstar Electronics, Inc. is building an infrastructure to position itself for significant growth. In each of its core areas of business, the Company has proven itself with an ability to deliver high quality projects on time and within budget.

DISCUSSION
The Company’s total revenues were $1,461,528 for 2004 ($1,641,960 for 2003 and $976,234 for 2002) and we incurred a net loss of $(831,541) for 2004 [$(693,145) for 2003 and $(792,135) for 2002]. Total revenue includes sales of $828,260 and $633,268 in recovery of research and development costs (2003: $1,154,274 and $487,686 respectively). Although the Company’s 2004 performance did not meet management’s expectations, management remains confident that the steps taken in 2004 and over the past several years can provide the basis for substantially increased revenues and profitability over the ensuing years.

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

In 2002, 2003 and 2004 we carried out work on an underwater sonar system designed to protect ports, offshore oil platforms and ships from underwater threats, including combat divers. We designed and built the sonar and mechanical hardware components of a prototype underwater intruder detection system for a major defense contractor, which markets the system. In 2003 we received a follow-on order for additional intruder detection systems and we expect substantial production orders after testing is completed by the military. We believe that Homeland Security will form the largest part of our business over the next five years.

Our second development program is called AQUACOMM for which we are receiving considerable financial support from the federal government of Canada. The Company’s plans call for the commercialization of several new products over the next year. At present we are putting in place the technological infrastructure including new specialized equipment, laboratory facilities and engineering personnel. With this infrastructure established, we are able to draw on the particular capabilities needed for the development of each product.

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

An important part of our AQUACOMM program is enhancements to our NETMIND trawl monitoring system for the commercial fishing industry. These enhancements would give NETMIND an advantage over our competitors and, therefore, we expect to see resulting increased sales and profits. We expect to introduce several AQUACOMM sonar products to the marketplace in 2005.

Netmind
Sales of NETMIND systems decreased in 2004 from 2003 primarily because of uncertain quota allocations in key European markets and also as a result of delays in introducing new technologies into these markets. We expect to resume our NETMIND sales growth in 2005 by launching an aggressive international campaign in the spring of 2005, to be funded in part by a conditionally repayable loan.
Sales of NETMIND systems increased in 2003 over 2002 primarily because new markets opened up in Europe. In particular, the new dealership in Spain is exceeding sales expectations.

Contract Manufacturing
Northstar remained active pursuing contract manufacturing opportunities during 2004. We expect to play a strong regional role in fulfilling the extensive industrial benefit requirements of the $2billion Maritime Helicopter Project. We also expect to carry out more submarine console contracts for Lockheed Martin Naval Electronics and Surveillance Systems in Manassas, Virginia, having signed a Manufacturing License Agreement with them in 2003. We are also actively pursuing business development for contract work on the Joint Strike Fighter (JSF) program for which Lockheed Martin in Dallas-Fort Worth is the prime contractor. The areas we have focused on to date have been fiber optics, training and courseware. In particular, we have bid to provide the dual mode fiber optic assemblies for the JSF. Northstar has also been performing R&D work with an RFID company by assisting them with the development of a Radio Frequency Identification (RFID) Pen Reader. NNL expects to sign a manufacturing license agreement to manufacture this product in March 2005

Systems Integration
During 2002 and 2003 we carried out the development of the sonar hardware and mechanical housing for the intruder detection system, as mentioned above. We conducted the project as a system integration in that Northstar Network was the project manager and contracted other companies to perform sub-tasks. Northstar then brought all the sub-tasks together to make and test the final system. We foresee carrying out future system integration projects on the contract work we expect on the Maritime Helicopter Project, the JSF and other defense related projects. During 2004 we continued systems integration work on the intruder detection system to prepare for production orders. The Company continues to pursue further contract business and is now anticipating several contracts in 2005.
Gross margins remained stable at 73% compared with 74% for 2003, 59% in 2002 and 44% in 2001. The percentage increase over prior years was created by lower component costs and higher gross margins associated with NETMIND sales, a decrease in the lower margined contract sales volume and the inclusion of Aquacomm and other grants totaling $633,268 in revenue (2003 - $633,731 and for 2002 - $218,597). A significant cause of any fluctuation in the gross margin percentages would be due to changes in the revenue mix where the Company is now generating revenue with significantly less direct costs attached.

As mentioned previously, in 2002, the Company was successful in funding its $2.5Million AQUACOMM product development program. In 2004 the Company spent $707,697 on design engineering and prototype development related to the development of underwater sonar technology ($848,277 in 2003 and $609,299 in 2002). The Company received contract revenues of $122,489 in 2004 (2003 - $325,000 and 2002 -$179,269) and government incentives of $547,338 (2003 - $626,496 and 2002 -$218,597) during the current year to offset certain of these costs. The direct result of extensive spending on design engineering and prototype development during the current year has been a loss of $(831,541) for 2004 compared to losses of $(693,145) for 2003 $(792,135) in 2002 and $(441,924) in 2001.

The Company expects that design and manufacture of homeland security and anti-terrorism systems will be a major component of its business over the next five years. The Company is expecting to receive production contracts from a major US defense contractor for the sonar hardware portions of detection systems.

The Company used cash in operations of $(634,218) in 2004 compared to cash used by operations of $(368,708) in 2003, $(589,419) during 2002 and cash used by operations of $(138,931) during 2001. In 2003, the Company was successful in raising net equity financing of $1,096,040 and $706,793 in 2002 through a Regulation S common share issuance and private placements but raised no equity funding during 2004.

The Company’s working capital and capital requirements will depend on many factors, including the ability of the Company to increase sales from marketing of the NETMIND system in order to generate sufficient funds to cover the current level of operating expenses. The Company further intends to create working capital from the business to be generated pursuant to the Manufacturing License Agreement with Lockheed Martin. During the most recent fiscal year the Company increased its long-term debt by $168,764 (2003 - $69,972). The Company is negotiating to secure an equity financing in the short term and is in discussions with several financing firms. The Company also expects to increase revenues in 2005 from sales of its NETMIND system and related products. As well, the Company has tendered proposals and price quotations on a submarine control console manufacturing contract and an aircraft carrier anti terrorism system manufacturing contract, both contracts of which are anticipated to be awarded in 2005. The availability of sufficient future funds will depend to an extent on product sales and the obtaining of manufacturing contracts, estimated in the amount of $2.3m, on a timely basis. Accordingly, the Company may be required to issue securities to finance any working capital requirements. There can be no assurance whether or not such future financings will be available on satisfactory terms.

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

Item 7. Financial Statements
NORTHSTAR ELECTRONICS, INC.
Index to Consolidated Financial Statements December 31, 2004 and 2003 (U.S. Dollars)

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF NORTHSTAR ELECTRONICS, INC.

We have audited the consolidated balance sheets of Northstar Electronics, Inc. as at December 31, 2004 and 2003 and the consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in Canada and the standards of the Public Company Accounting Oversight Board (PCAOB) (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northstar Electronics, Inc., as at December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the three years ended December 31, 2004 in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has a working capital deficiency and has sustained operating losses for the past three years. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Pannell Kerr Forster
\s\
Chartered Accountants
(registered with the PCAOB as “Smythe Ratcliffe”)
Vancouver,
B.C., Canada
March 16, 2005

NORTHSTAR ELECTRONICS, INC.
Consolidated Balance Sheets
December 31
(U.S. Dollars)
	2004	2003
Assets

Current
Cash	$57,641	$613,040
Accounts receivable (note 5)	251,635	227,444
Inventory	156,086	161,602
Prepaid expenses	15,605	11,148
Total Current Assets	480,967	1,013,234

Intangible asset(note 6)

	37,285	37,285
Equipment (note 6)	106,144	118,956

Total Assets	$624,396	$1,169,475

Liabilities

Current
Accounts payable and accrued liabilities	$409,007	$236,255
Loans payable (note 7)	50,000	58,905
Deferred revenue (note 2g)	127,616	143,309
Current portion of long-term debt (note 8)	100,937	83,527
Total Current Liabilities	687,560	521,996

Long term debt (note 8)	454,711	376,282

Discount on long term debt (note 8)

	166,655	137,910
Due to Cabot Management Limited (note 9)	88,866	85,268
Due to Director (note 9)	1,036	44,255
Total Liabilities	1,398,828	1,165,711

Contingencies and Commitment (notes 10 and 11)

Stockholders’ Equity (Deficit)

Common Stock (note 12)
Authorized
100,000,000 Common shares with a par value of $0.0001 each
20,000,000 Preferred shares with a par value of $0.0001 each
Issued and outstanding
15,913,805 (15,838,074 – 2003) Common shares	1,591	1,584
Additional Paid-in Capital	3,531,360	3,423,191
Other Comprehensive Income (loss)	(137,204)	(82,373)
Accumulated Deficit	(4,170,179)	(3,338,638)
Total Stockholders’ Equity (Deficit)	(774,432)	3,764
Total Liabilities and Stockholders’ Equity (Deficit)	$624,396	$1,169,475

NORTHSTAR ELECTRONICS, INC.
Consolidated Statements of Operations
Years Ended December 31
(U.S. Dollars)

	2004	2003	2002

Revenues (notes 2 and 4)	$1,461,528	$1,641,960	$976,234
Discounts	129,111	198,950	148,425

Revenues net of Discounts	1,332,417	1,443,010	827,809
Cost of Goods Sold	245,305	230,213	253,377

Gross Margin	1,087,112	1,212,797	574,432

Expenses
Research and development	781,151	848,277	439,003
Tax credits on research and development	(161,450)	(138,810)	(55,401)
Salaries, wages and benefits	442,831	358,970	248,553
Travel and marketing	238,728	163,143	145,610
Consulting	136,201	219,161	129,875
Rent	121,434	108,623	95,226
Professional fees	94,552	91,440	63,975
Office	86,561	45,387	51,446
Business development	68,281	82,221	85,491
Telephone, light and heat	50,217	48,820	32,671
Interest on long-term debt	14,052	18,574	32,043
Interest and bank charges	7,528	9,917	43,779
Miscellaneous	3,283	12,404	22,460
Amortization	35,284	37,815	31,836
	1,918,653	1,905,942	1,366,567
Net Loss	(831,541)	(693,145)	(792,135)
Other Comprehensive Income (Loss)	(54,831)	(107,586)	(12,095)
Total Comprehensive Loss	$(886,372)	$(800,731)	$(804,230)
Net Loss Per Share	$(0.05)	$(0.05)	$(0.08)

Weighted Average Number of Shares
Outstanding	15,774,802	14,446,986	9,954,597

NORTHSTAR ELECTRONICS, INC.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
Years Ended December 31
(U.S. Dollars)

			Additional	Other		Total
	Number of	Par	Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Equity (Deficit)
Balance December 31, 2002	11,907,976	$1,191	$2,179,624	$25,213	$(2,645,493)	$(439,465)
Issuance of common stock:
For cash
On private placements	1,782,405	178	798,967	0	0	799,145
On unit offerings	1,720,235	172	587,328	0	0	587,500
On exercise of options	25,000	3	12,497	0	0	12,500
For services	152,361	15	72,261	0	0	72,276
For fees	250,097	25	103,881	0	0	103,906
Share issue costs – for cash	0	0	(303,105)	0	0	(303,105)
– for shares	0	0	(103,906)	0	0	(103,906)
Valuation of stock options	0	0	75,644	0	0	75,644
Other comprehensive (loss)	0	0	0	(107,586)	0	(107,586)
Net loss	0	0	0	0	(693,145)	(693,145)
Balance, December 31, 2003	15,838,074	$1,584	$3,423,191	$ (82,373)	$(3,338,638)	$ 3,764
Issuance of common stock:
For services	244,394	24	97,120	0	0	97,144
On exercise of option	1,000,000	100	0	0	0	100
Cancellation of common stock:
Issued in error (note 12)	(1,000,000)	(100)	100	0	0	0
Other (note 12)	(168,663)	(17)	17	0	0	0
Stock option benefit – legal fees	0	0	10,932	0	0	10,932
Other comprehensive (loss)	0	0	0	(54,831)	0	(54,831)
Net loss	0	0	0	0	(831,541)	(831,541)
Balance, December 31, 2004	15,913,805	$1,591	$3,531,360	$(137,204)	$(4,170,179)	$(774,432)

NORTHSTAR ELECTRONICS, INC.
Consolidated Statements of Cash Flows
Years Ended December 31
(U.S. Dollars)

	2004	2003	2002
Operating Activities
Net loss	$(831,541)	$(693,145)	$(792,135)
Adjustments to reconcile net loss to net cash
used in operating activities
Amortization	35,284	37,815	31,836
Stock based and uncompensated services	10,932	75,644	51,635
Services paid with common stock	97,144	72,276	275,146
Changes in operating assets and liabilities
Accounts receivable	(6,784)	162,195	(206,001)
Prepaid expenses	(3,792)	(5,543)	716
Inventory	17,882	15,039	(40,589)
Accounts payable and accrued liabilities	157,411	(165,703)	89,973
Deferred revenue	(110,754)	132,714	0

Cash Used in Operating Activities	(634,218)	(368,708)	(589,419)

Investing Activities
Acquisition of equipment	(13,531)	(45,810)	(78,004)
Proceeds on disposal of equipment	0	9,415	0

Cash Used in Investing Activities	(13,531)	(36,395)	(78,004)

Financing Activities
Issuance of common stock for cash	100	1,096,040	706,793
Loans payable (repayment)	(2,927)	(73,823)	79,941
Proceeds from long-term financing	168,764	69,972	30,066
Repayment of long-term debt	(89,919)	(69,923)	(186,668)
Advances from (repayment to) director	23,900	(132,030)	115,896

Cash Provided by Financing Activities	99,918	890,236	746,028

Effect of Foreign Currency Translation on Cash	(7,568)	10,217	(614)

Inflow (Outflow) of Cash	(555,399)	495,350	77,991
Cash, Beginning of Year	613,040	117,690	39,699

Cash, End of Year	$57,641	$613,040	$117,690

Supplemental Information
Interest paid	$14,052	$18,574	$32,043

NORTHSTAR ELECTRONICS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2004 and 2003
(U.S. Dollars)

1. ORGANIZATION, BASIS OF PRESENTATION AND NATURE OF OPERATION

Thesefinancial statements include the accounts of Northstar Electronics, Inc. ("the Company") and its wholly owned subsidiaries Northstar Technical Inc. ("NTI") and Northstar Network Ltd. ("NNL"). All inter-company balances and transactions are eliminated. The parent company was incorporated May 11, 1998 in the State of Delaware and had no operations other than organizational activities prior to the January 2000 merger described below. The Company's business activities are conducted principally in Canada and the financial statements are prepared in accordance with accounting principles generally accepted in the United States of America with all figures translated into United States dollars for reporting purposes.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During 2004 the Company incurred a net loss of $831,541 and at December 31, 2004 had a working capital deficiency (an excess of current liabilities over current assets) of $206,593, including $100,937 of long term debt due within one year. Management has undertaken initiatives for the Company to continue as a going concern. For example, the Company is negotiating to secure an equity financing in the short term and is in discussions with several financing firms. The Company also expects to increase revenues in 2005 from sales of its NETMIND system and related products. As well, the Company has tendered proposals and price quotations on a submarine control console manufacturing contract and an aircraft carrier anti terrorism system manufacturing contract, both contracts of which are anticipated to be awarded in 2005. These initiatives are in recognition that for the Company to continue as a going concern it must generate sufficient cash flow to cover its obligations and expenses. In addition, management believes these initiatives can provide the Company with a solid base for profitable operations, positive cash flows and reasonable growth. Management is unable to predict the results of its initiatives at this time. Should management be unsuccessful in its initiative to finance its operations the Company’s ability to continue as a going concern is uncertain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue its operations as a going concern.

NORTHSTAR ELECTRONICS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2004 and 2003
(U.S. Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES

a) Revenue recognition
Revenue from the sales of the NETMIND system is recognized on an accrual basis based on agreed terms with the customers. Sales are recorded when the systems are delivered and the customer is invoiced at the agreed terms and collection is reasonably assured. Contract manufacturing sales are recorded as each contracted unit is delivered to the contracting customer.

Revenue from fixed price research and development contracts is recognized using the percentage of completion method whereby revenue is recognized at the same percentage that contract costs to date is of total costs at contract completion.

Total revenue includes sales of $828,260 and $633,268 in recovery of research and development costs (2003: $1,154,274 and $487,686 respectively).

(b) Inventory
Inventories are valued at the lower of average cost and net realizable value.

(c) Research and development
Research and development costs are expensed to operations as incurred.

(d) Investment tax credits
Investment tax credit refunds arising from the incurrence of qualifying research and development expenditures are not recognized until the applicable project is approved as a qualifying research and development project by Canada Revenue Agency. The refunds are recorded as a reduction of the applicable research and development expense.

(e) Equipment
Equipment is recorded at cost less any government assistance received and is being amortized over their estimated useful lives or term of lease, whichever is shorter, using the following rates:

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

NORTHSTAR ELECTRONICS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2004 and 2003
(U.S. Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(g) Government assistance
The Company’s subsidiaries have been awarded assistance under certain Government of Canada assistance programs. Amounts received or receivable under these programs are recorded as revenue at the time the amounts are approved for payment by the government agency. Advances of expenses which the company has yet to incur are recorded as deferred revenue.

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

(j) Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to the determination of the impairment of assets and useful lives for amortization. Financial results as determined by actual events could differ from those estimates.

(k) Net loss per share
Net loss per share calculations are based on the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the year. The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented:

NORTHSTAR ELECTRONICS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2004 and 2003
(U.S. Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)
		Weighted Average	Net Loss
	Net Loss	Number of Shares	Per Share
Year ended December 31, 2002
Basic net loss	$(792,135)	9,954,597	$ (0.08)
Year ended December 31, 2003
Basic net loss	$(693,145)	14,446,986	$(0.05)
Year ended December 31, 2004
Basic net loss	$(831,541)	15,894,483	$(0.05)
Diluted loss per share is not shown as it is anti-dilutive

(l) Stock-Based Compensation
The Company applies the intrinsic value method of accounting as prescribed by APB Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations, in accounting for options granted to employees. As such, compensation expense is recorded on the date of the grant when the market price of the underlying stock exceeds the exercise price. SFAS 123 “Accounting for Stock-based Compensation” establishes accounting and disclosure requirements using the fair value based method of accounting for stock-based compensation plans.

As allowed by SFAS 123, the Company elected to continue to apply the intrinsic value-based method of accounting described above and has adopted the disclosure requirements of SFAS 123.

Compensation expense of $nil (2003-$ nil; 2002 - $24,000) was recognized as salaries expense. Had compensation expense been determined as provided in SFAS 123 using the Black-Scholes option-pricing model, the pro-forma effect on the Company's net loss and per share amounts would have been as follows:

	2004	2003	2002
Net loss, as reported	$(831,541)	$(693,145)	$(792,135)
Deduct: stock-based employee compensation expense
expense under intrinsic value method	0	0	24,000
Add: total stock-based compensation expense
determined under fair value based method	(38,552)	(54,560)	(414,054)
Net loss, pro-forma	$(870,093)	$(747,705)	$(1,182,189)
Net loss per share, as reported	$(0.05)	$(0.05)	$(0.08)
Deduct: stock-based employee compensation expense
expense under intrinsic value method	0	0	0
Add: total stock-based compensation expense
determined under fair value based method	(0.01)	(0.01)	(0.04)
Net loss per share, pro-forma	$(0.06)	$ (0.06)	$ (0.12)

NORTHSTAR ELECTRONICS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2004 and 2003
(U.S. Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

The fair value of each option grant is calculated using the following weighted average assumptions:
Expected life (years) 5	7	5
Risk free interest rate 2.75%	4.38%	4.00%
Expected volatility 93.93%	80.86%	45.04%
Expected dividend yield	0.00%	0.00%
During prior years the Company granted stock options to consultants and accounted for the options using the Black-Scholes option pricing model resulting in consulting expense of $58,610 recorded by the Company in 2003 (nil in 2004). In addition, $10,932 (2003 - $17,034; 2002 - $23,136) relating to stock options granted in a prior year, and vested in 2003, for legal services has been expensed as professional fees.

(m) Recent accounting pronouncements
i.

In January 2003 the FASB issued interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. Interpretation 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise both private and public that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The Company has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption did not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

ii.

On April 30, 2003 the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, Statement 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. Statement 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of Statement 149 did not have any effect on the Company’s consolidated financial position, results of operations or cash flows.

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

iv.

In 2004, FASB issued a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This revised pronouncement requires that all stock options and warrants be accounted for using the Fair Value Method. This pronouncement will impact on the Company, as the Company currently accounts for all options and warrants using the Intrinsic Value Method.

v.

FIN 46(R), Consolidation of Variable Interest Entities, applies at different dates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of Interpretation 46(R). Application of Interpretation 46 or Interpretation 46(R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to entities other than special-purpose entities and by non-public entities is required at various dates in 2004 and 2005. There is no impact on the Company’s financial statements.

vi.

In December 2004, the FASB issued SFAS Statement No. 153, “Exchanges of Nonmonetary Assets.” The statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

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

4. ECONOMIC DEPENDENCE

During 2004 one source accounted for 40% of the Company's revenue (35% 2003 and 28% 2002). During the year one contract accounted for 10% of the Company’s sales revenue. The Company has no further contracts in place with this customer at this time although additional orders are anticipated from this customer.

5. ACCOUNTS RECEIVABLE

	2004	2003
Trade receivables	$126,038	$125,886
Investment tax credits receivable	125,597	101,558
	$251,635	$227,444

During 2002 the Company received approval for government assistance to a maximum amount of $1,760,000 based on 60.2% of eligible project costs estimated at $2,924,000.

The project, ‘Aquacomm’, is a research and development project to develop new products. Qualifying costs must be incurred prior to March 31, 2006. During 2004 (and 2003) the Company received advances in excess of costs incurred which is shown as deferred revenue. Assistance received is contingently repayable as disclosed in Note 10 (ii).

6. EQUIPMENT

		Accumulated
	2004 Cost	Amortization	Net
Computer equipment	$52,186	$21,173	$31,013
Computer software	64,328	45,633	18,695
Furniture and equipment	49,439	29,376	20,063
Manufacturing equipment	73,940	39,812	34,128
Leasehold improvements	7,729	5,484	2,245
	$247,622	$141,478	$106,144
During the 2004 year the Company reduced the cost of equipment additions by $5,657 (2003 by $42,040) in government assistance received.
	2003	Accumulated Amortization	Net
Computer equipment	$34,944	$14,782	$20,162
Computer software	59,098	38,831	20,267
Furniture and equipment	49,439	18,740	30,699
Manufacturing equipment	73,940	31,280	42,660
Leasehold improvements	7,729	2,561	5,168
	$225,150	$106,194	$118,956
Intangible Asset
The Company acquired the design rights and tooling for a significant component of its Netmind system at a cost of $37,285. The asset has an indefinite life and is tested for impairment annually.

7. LOANS PAYABLE
	2004	2003
10% term loan with monthly interest payments only, due July 3, 2006.	$50,000	$50,000
10% demand loan payable on June 26, 2004	0	8,905
	$50,000	$58,905
8. LONG-TERM DEBT
	2004	2003
Atlantic Canada Opportunities Agency ("ACOA")
Interest free loan with monthly principal repayments of $3,256 Cdn ($55,323 Cdn: 2003 - $94,395Cdn)	$45,918	$72,778
12% loan with monthly principal repayments of $1,786 Cdn plus interest ($32,142 Cdn: 2003 $53,574 Cdn)	26,678	41,306
Interest free loan repayable in 72 monthly consecutive instalments of $3,119 Cdn ($93,547 Cdn: 2003 - $130,975 Cdn)	77,644	100,982
Interest free unsecured loan repayable in monthly payments of Cdn $5,938 commencing April, 2005 ($498,750 Cdn: 2003 - $448,875 Cdn)	413,963	346,083
Interest free loan payable $867Cdn monthly ($37,028 Cdn: 2003 - $47,432 Cdn)	30,733	36,570
Interest free unsecured loan to a maximum of $275,000 Cdn repayable in monthly payments of Cdn $4,583 commencing July, 2006 ($133,687 Cdn: 2003 - $nil Cdn)	110,960	0
Interest free unsecured loan to a maximum of $102,691 Cdn repayable in monthly payments of Cdn $1,712 commencing July, 2006 ($19,768 Cdn: 2003 - $nil Cdn)	16,407	0
	722,303	597,719
Less: Current portion	100,937	83,527
	621,366	514,192
Discount on interest free loans payable	(166,655)	(137,910)
	$454,711	$376,282

Principal repayment terms are approximately as follows:

2005	$124,730
2006	$143,953
2007	$140,068
2008	$122,120
Thereafter	$191,432
$722,303

9. RELATED PARTY TRANSACTIONS
(i) The amount due to Cabot Management Limited, an associated private company related by a common shareholder and director, bears no interest, has no set terms of repayment and is subordinated to amounts due to ACOA.

(ii) The amount due to a director bears no interest, has no set terms of repayment and is subordinated to amounts due to ACOA.

10. CONTINGENT LIABILITIES
(i) The Company is a defendant in a lawsuit commenced against them in 1999 by their former master distributor. The former distributor has alleged that the Company has interfered with the ability of the former distributor to sell products. The Company has filed a counter claim for monies owing by the former distributor to the Company.

(ii) The Company is contingently liable to repay $1,192,822 in assistance received under the Atlantic Innovation Fund. The assistance is repayable annually commencing August 1, 2005 at the rate of 5% of gross revenues from sales of products resulting from the Aquacomm research and development project. Gross revenues are to be calculated for the fiscal year immediately preceding the due date of the respective payment. Repayment is to continue until the assistance is repaid in full.

11. COMMITMENT
The Company is committed to minimum rental payments of $121,000 for the next year for office space and operations facilities.

12. COMMON STOCK
(i) At the request of the optionee, the option for 1,000,000 shares granted May, 2004 and exercised July, 2004 was cancelled and the share certificate was returned to the Company, also for cancellation.

(ii) The Company cancelled 168,663 common shares issued to a former officer and director of the Company. The shares were originally issued simply for being in the position of an officer and director of the Company and were cancelled because, in the opinion of the Company, that former officer and director failed in his fiduciary duty to the Company.

(iii) Subsequent to December 31, 2004, the Company issued an additional 88,241 common shares for services fairly valued at $30,884.

NORTHSTAR ELECTRONICS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2004 and 2003
(U.S. Dollars)

13. STOCK OPTIONS

The following table summarizes the Company's stock option activity for the years ended December 31, 2004 and 2003:
			Weighted
	Number	Exercise Price	Average
	of Shares	Per Share	Exercise Price
Balance, December 31, 2002	3,124,000	$0.50 to $1.00	$0.57
Granted during the year	522,500	$0.50 to $1.00	$0.81
Cancelled or expired	(485,000)	$0.50 to $1.00	$0.62
Exercised	(25,000)	$0.50	$0.50
Balance, December 31, 2003	3,136,500	$0.50 to $1.00	$0.57
Granted during year	1,195,000	$0.50	$0.50
Cancelled or expired	(1,375,000)	$0.50	$0.62
Exercised	0
Balance, December 31, 2004	2,956,500	$0.50 to $1.00	$0.57

NORTHSTAR ELECTRONICS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2004 and 2003
(U.S. Dollars)

As at December 31, 2004 and 2003 the outstanding stock options granted to directors, employees and others are as follows:
	Exercise	Number of Shares
Expiry Date	Price	2004	2003
December 31, 2005	$0.50	120,000	0
January 26, 2006	$0.50	75,000	75,000
September 17, 2006	$0.50	50,000	50,000
June 25, 2007	$0.50	125,000	125,000
June 25, 2007	$0.75	175,000	175,000
July 5, 2007	$0.50	815,000	815,000
April 30, 2008	$0.50	150,000	150,000
May 31, 2008	$0.50	0	50,000
May 31, 2008	$0.75	0	75,000
May 31, 2008	$1.00	0	75,000
May 31, 2008	$1.25	0	75,000
May 31, 2008	$1.50	0	50,000
July 8, 2008	$0.50	22,500	22,500
February 12, 2009	$0.50	640,000	690,000
October 12, 2009	$0.50	25,000	25,000
December 15, 2010	$0.50	244,000	244,000
April 24, 2011	$0.50	25,000	25,000
December 4, 2011	$0.50	10,000	10,000
November 17, 2012	$0.50	25,000	0
December 19, 2012	$0.50	405,000	405,000
May 1, 2013	$0.50	25,000	0
April 7, 2014	$0.50	25,000	0
Total outstanding and exercisable		2,956,500	3,136,500

Warrants The Company has issued 1,428,570 warrants exercisable at $0.50 per share. The warrants provide for a cashless exercise and expire in July, 2010.

NORTHSTAR ELECTRONICS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2004 and 2003
(U.S. Dollars)

14. INCOME TAXES
The subsidiaries have operating losses which may be carried forward to apply against future year's Canadian taxable income. The tax effect has not been recorded in these consolidated financial statements. These losses expire as follows:
2005	$194
2006	211,391
Thereafter	2,031,997
$2,243,582

The components of future income tax assets are as follows:
	2004	2003
Future income tax assets
Non-capital loss carry forwards	$2,243,582	$1,412,041
Approximate tax rate	40%	40%
	897,433	564,817
Less: Valuation allowance	(897,433)	(564,817)
	$0	$0

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial
Disclosure

There are no reportable disagreements on accounting or financial disclosure issues

Item 8A. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure and control procedures as referred to in the definition set forth in Rule 13a-15d of the 1934 Act as amended. Based upon that evaluation, the President and Principal Financial Officer concluded that the Company’s disclosure and control procedures are effective. There were no changes in the Company’s internal controls or in other factors that could affect these financial statements subsequent to the date of their evaluation.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act

Name of Director	Age	Office
Wilson Russell, PhD	59	President and Principal Financial Officer
Robert Blair, PhD	75	Director
David Buttle, PhD	56	Director

Item 10. Executive compensation
During the year the Company paid $117,030 (2003 - $53,550) to Wilson Russell for his services.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Class	Name and Address	Number of Shares	Percentage of Shares*
Common	Wilson Russell 4742 Collingwood St. Vancouver, B.C. Canada V6S 2B4	3,316,191	20.72%
Common	David Buttle The Well House, Burkham Wokington, Berkshire United Kingdom RG114P5	44,399	0.28%
Common	All officers and directors as a group	3,360,590	21.00%

*Based on 16,002,046 shares of common stock issued and outstanding February 28, 2005

Item 12. Certain Relationships and Related Transactions
No change since previous filing

Item 13. Exhibits and Reports on Form 8-K
No change in exhibits since previous filing
No Form 8K was filed during the fourth quarter of 2004

Item 14. Principal Accountants Fees and Services
During the year the Company’s auditors and principal accountants received approximately $63,620 in remuneration for audit and related (quarterly reviews) services. At December 31, 2004, the Company accrued an additional $24,000 in fees payable to those same auditors towards the 2004 audit fees. No other services were provided to the Company by its auditors and principal accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
(Registrant)	Northstar Electronics, Inc.
By (Signature and Title) Date March 22, 2005	/S/ WILSON RUSSELL Wilson Russell, PhD, President, Principal Financial Officer
By (Signature and Title) Date March 22, 2005	/S/ ROBERT BLAIR Robert Blair, PhD, Director
By (Signature and Title) Date March 22, 2005	/S/ DAVID BUTTLE David Buttle, PhD, Director

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 W.S.C. SECTION 1350 as adopted and PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, the undersigned Chief Executive Officer and Chief Financial Officer, or persons fulfilling similar functions, each certify: (i) That the financial information included in this Annual Report fairly presents in all material respects the financial condition and results of operations of the Company as of December 31, 2004 and for the periods presented in the report; and (ii) That the Annual Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities exchange Act of 1934
By: /s/ Wilson Russell
Title: President and Principal Financial Officer
Date: March 22, 2005

302 CERTIFICATION
I, Wilson Russell, Principal Financial Officer, certify that:

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors or persons performing the equivalent functions:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a role in the registrant's internal controls.

6. I have indicated in this annual report whether there were changes in internal controls or in other factors that could affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to deficiencies and material weaknesses.

Date: March 22, 2005 /s/ Wilson Russell________________
Wilson Russell, President and Principal Financial Officer