Form 10QSB
period 2005-03-31
NORTHSTAR ELECTRONICS INC
filed 2005-05-17
CIK 1082027

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2005

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
Common shares as of April 30, 2005: 16,059,084

Transitional Small Business Disclosure Format (check one):
Yes [] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
NORTHSTAR ELECTRONICS, INC. Consolidated Financial Statements
Three Months Ended March 31, 2005 - U.S. Dollars
Unaudited - Prepared by management

Consolidated Balance Sheets at March 31, 2005 and at December 31, 2004

Consolidated Statements of Operations for the Three Months Ended March 31, 2005 and 2004

Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended
March 31, 2005

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004

Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8K

SIGNATURES.

NORTHSTAR ELECTRONICS, INC.
Consolidated Balance Sheets
U.S. Dollars
	March 31	December 31
	2005 (unaudited)	2004
ASSETS
Current
Cash	$ 61,444	$ 57,641
Receivables	80,673	251,635
Inventory and work in progress	171,503	156,086
Prepaid expenses	23,068	15,605
Total Current Assets	336,688	480,967
Intangible asset	37,285	37,285
Property and equipment	79,621	106,144
Due from Director	8,883	-
Total Assets	$462,477	$624,396
LIABILITIES
Current
Accounts payable and accrued liabilities	$396,636	$409,007
Loans payable	50,000	50,000
Deferred revenue	82,368	127,616
Current portion of long term debt	129,666	100,937
Total Current Liabilities	658,670	687,560
Long term debt	668,558	621,366
Due to Cabot Management Limited	87,046	88,866
Due to Director	-	1,036
Total Liabilities	1,414,274	1,398,828
STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock
Authorized 100,000,000 shares of common stock with a par value of $0.0001 each 20,000,000 shares of preferred stock with a par value of $0.0001 each
Issued and outstanding 16,059,084 shares of common stock (15,913,805 December 31, 2004)	1,605	1591
Additional paid in capital	3,578,947	3,531,360
Other comprehensive income (loss)	(147,839)	(137,204)
Deficit	(4,384,510)	(4,170,179)
Total Stockholders’ Equity (Deficit)	(951,797)	(774,432)
Total Liabilities and Stockholders’ Equity (Deficit)	$462,477	$624,396
See Notes to Consolidated Financial Statements

NORTHSTAR ELECTRONICS, INC.
Consolidated Statements of Operations
Three Months Ended March 31, 2005 and 2004
Unaudited
U.S.Dollars
	2005	2004
Revenue – note 4	$293,387	$397,698
Discounts	9,537	11,086
Revenue net of discounts	283,850	386,086
Cost of goods sold	63,892	155,143
Gross margin	219,958	231,469
Other income	3,522	6,591
	223,480	238,060
Expenses
Salaries	206,197	252,046
Financial consulting	24,197	6,200
Professional fees	47,371	8,973
Research and development	51,703	16,279
Advertising and marketing	13,695	14,014
Rent	29,437	30,015
Investor relations	8,656	35,751
Office	15,326	16,708
Travel and business development	13,367	40,647
Interest on debt	6,890	3,306
Telephone and utilities	9,509	10,734
Repairs and maintenance	2,902	3,104
Depreciation	7,653	8,590
Bank charges and interest	600	665
Transfer agent	308	336
	437,811	447,368
Net (loss) for period	$(214,331)	$(209,308)
Net (loss) per share	$(0.01)	$(0.01)
Weighted average number of shares outstanding	16,010,769	15,859,316
See Notes to Consolidated Financial Statements

NORTHSTAR ELECTRONICS, INC.
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
Three Months Ended March 31, 2005
Unaudited
U.S. Dollars
	Shares	Amount	Additional Paid in Capital	Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance December 31, 2004	15,913,805	$1,591	$3,531,360	$(137,204)	$(4,170,179)	$(774,432)
Net loss for three months	-	-	-	-	(214,331)	(214,331)
Currency translation adjustment	-	-	-	(10,635)	-	(10,635)
Issuance of common stock:
-for services	80,311	8	29,380	-	-	29,388
-for cash	64,968	6	22,757	-	-	22,763
Commission paid	-	-	(4,550)	-	-	(4,550)
Balance March 31, 2005	16,059,084	$1,605	$3,578,947	$(147,839)	$(4,384,510)	$(951,797)
See Notes to Consolidated Financial Statements

NORTHSTAR ELECTRONICS, INC.
Consolidated Statement of Cash Flows
Three Months Ended March 31, 2005 and 2004
Unaudited
U.S.Dollars
	2005	2004
Operating Activities
Net income (loss)	$(214,331)	$(209,308)
Adjustments to reconcile net income (loss) to net cash used by operating activities
Depreciation	7,653	8,590
Issuance of common stock for services	29,388	30,774
Commission allocated to paid in capital	(2,274)	-
Changes in operating assets and liabilities	111,706	(161,808)
Net cash (used) provided by operating activities	(67,858)	(331,752)

Investing Activities
Recoupment of (expenditure on) property and equipment	(13,335)	(21,390)
Net cash (used) provided by investing activities	(13,335)	(21,390)

Financing Activities
Issuance of common shares for cash	20,487	-
Increase in long term debt	90,715	86,420
Advances from (repayment to) director	(9,587)	10,718
Net cash (used) provided by financing activities	101,615	94,455

Effect of foreign exchange on translation	(16,619)	(2,970)

Inflow (outflow) of cash	3,803	(261,657)
Cash, beginning of period	57,641	613,040

Cash, end of period	$ 61,444	$351,383

Supplemental information
Interest paid	$6,890	$3,306
Shares issued for services	$29,388	$30,774
Corporate income taxes paid	$0	$0
See Notes to Consolidated Financial Statements

NORTHSTAR ELECTRONICS, INC.
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2005
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

These unaudited consolidated interim financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information, are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s December 31, 2004 Form 10-KSB.

In the opinion of the Company’s management, this consolidated interim financial information reflects all adjustments necessary to present fairly the Company’s consolidated financial position at March 31, 2005 and the consolidated results of operations and the consolidated cash flows for the three months then ended. For the quarter ended March 31, 2005, 6% of the Company’s revenues were generated from one contract (March 31, 2004, 62% of the Company’s revenues were generated from one contract) – the Company is continually marketing its services for follow-on contracts.

The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the quarter to March 31, 2005, the Company incurred a net loss of 214,331 (year to December 31, 2004: $831,541) and at March 31, 2005 had a working capital deficiency (an excess of current liabilities over current assets) of $321,982 (December 31, 2004: $206,593), including $129,666 (December 31, 2004: $100,937) of long term debt due within one year. Management has undertaken initiatives for the Company to continue as a going concern for example, the Company is negotiating to secure an equity financing in the short term and is in discussions with several financing firms. The Company also expects to increase revenues in 2005 from sales of its NETMIND system and related products. As well, the Company has tendered proposals and price quotations on a submarine control console manufacturing contract and an aircraft carrier anti terrorism system manufacturing contract, both contracts of which are anticipated to be awarded in 2005. These initiatives are in recognition that for the Company to continue as a going concern it must generate sufficient cash flow to cover its obligations and expenses. In addition, management believes these initiatives can provide the Company with a solid base for profitable operations, positive cash flows and reasonable growth. Management is unable to predict the results of its initiatives at this time. Should management be unsuccessful in its initiative to finance its operations the Company’s ability to continue as a going concern is uncertain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue its operations as a going concern.

  COMMON STOCK

During the three months ended March 31, 2005, the following shares of common stock were issued:

For services:	80,311 shares fairly valued at $29,388, the market value of those services
For cash:	64,968 shares for proceeds of $22,763

  LONG TERM DEBT

Balance due Atlantic Canada Opportunities Agency ("ACOA") December 31, 2004	$722,303
Increase in ACOA funding during the quarter	75,921
Balance due ACOA March 31, 2005	798,224
Less current portion	129,666
$668,558

  REVENUE

Revenue for the quarter ended March 31, 2005 consists of:
NETMIND sales	$167,458
Contract sales	17,169
Government assistance	108,760
$293,387

  CONTINGENCIES

(i) The Company is a defendant in a lawsuit commenced against them in 1999 by their former master distributor. The former distributor has alleged that the Company has interfered with the ability of the former distributor to sell products. The Company has filed a counter claim for monies owing by the former distributor to the Company.

(ii) The Company is contingently liable to repay $1,283,907 (December 31, 2004 - $1,192,822) in assistance received under the Atlantic Innovation Fund. The assistance is repayable annually commencing August 1, 2006 at the rate of 5% of gross revenues from sales of products resulting from the Aquacomm research and development project. Gross revenues are to be calculated for the fiscal year immediately preceding the due date of the respective payment. Repayment is to continue until the assistance is repaid in full.

6. STOCK-BASED COMPENSATION
During the quarter ended March 31, 2005 the company granted options to employees as follows:

Options Granted	Date	Exercise Price	Expiry Date
87,500	March 1, 2005	$0.50	March 1, 2015
50,000	March 1, 2005	$0.50	March 1, 2010

The Company's policy is to account for such stock-based compensation using the intrinsic value method as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. The intrinsic value of these stock options was $nil. Had the Company accounted for stock-based compensation using the fair-value method as prescribed by FASB Statement No. 123, Accounting for Stock-Based Compensation, the effect on the quarterly net loss would have been as follows:

Net loss as stated:	$214,331
FAS 123 fair value of options granted in the quarter:	$ 29,879
Net loss (proforma):	$244,210

In 2004, FASB issued a revision of FASB Statement No. 123. This Statement supersedes APB Opinion No. 25 and its related implementation guidance. This revised pronouncement requires that all stock options and warrants be accounted for using the fair value method. This pronouncement will have the effect of future stock-based compensation resulting in a fair value charge to the Company.

Item 2. Management's Discussion and Analysis or Plan of Operation.
The following discussion should be read in conjunction with the accompanying unaudited consolidated financial information for the three month periods ended March 31, 2005 and March 31, 2004 prepared by management and the audited consolidated financial statements for the twelve months ended December 31, 2004 as presented in the Form 10KSB.

Although the Company has experienced a net loss this quarter, it continues to expend considerable effort in developing new markets for NETMIND, in developing new advanced sonar products, and in securing new contracts for the manufacture of military anti-terrorism systems, submarine command and control consoles, multi mode fiber optic cables for military fighter planes, and precision machined parts and other components for defense systems.

The Company believes that its overall business prospects look promising and anticipates increased revenues in the near to medium future.

Subsequent to the quarter ending March 31, 2005, the Company received its first order for approximately $5000 from Cathexis Innovations Inc. to manufacture the ID Blue product.  The first delivery of products from the Company to Cathexis has been made as of this date.  Although only a small initial order, the Company believes that the ID Blue product has good potential and the size of orders will increase going forward.

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

a- The NETMIND System
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

Sales for NETMIND decreased from the same period last year and remain somewhat slower than expected. Sales have not expanded in Europe as anticipated. However, an upswing in activity over the next six months is expected.

b - The AQUACOMM Project
The AQUACOMM project is a $2.5Million in house research and development program for the development of new, leading edge multiple application sonar technologies and products for a variety of industries. These include defense, offshore oil and gas, commercial fishing, oceanography, marine environment and marine transportation. To date, the Company has expended $2,140,000 pursuant to this program. Among the new developments from the AQUACOMM project are a general purpose acoustic receiver, spread spectrum acoustic communications and improved sensors.

The Company intends to use its Venture Technology Business Model to maximize the success of the new AQUACOMM technologies. In this model, our core technology is invested in partnerships with established companies in the different industry sectors.

c - Defense Sonar System
The Company completed a contract to design and construct prototype sonar hardware for a defense protection system. It is designed for the protection of navy ships, ports and harbors. We expect that Homeland Security and Anti Terrorism will become a major part of our business over the next five years with production of these and other systems. The Company is currently bidding on a contract to provide systems to a major navy for the protection of aircraft carriers and other large navy ships.

Electronic Contract Manufacturing

In the fall of 1999 we signed a contract with Lockheed Martin, Manassas, Virginia to fabricate and test control consoles for Navy submarines. This contract was successfully completed in early 2001. A follow-on contract was received and completed in the fall of 2001. Further console contracts are expected in 2005. We are attempting to expand our electronic contract manufacturing business with our current customers, as well as with customers in the offshore oil and gas, transportation and communication industries.

In the quarter ending March 31, 2005, the Company’s subsidiary, Northstar Network Ltd., signed an agreement with Cathexis Innovations Inc. to manufacture Cathexis’s proprietary Radio Frequency Identification (RFID) reader, ID Blue. This device is a pen-sized scanner that reads and writes information stored on RFID tags and wirelessly transfers it to a desktop computer, laptop, PDA or Pocket PC via Bluetooth.

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

Results of Operations
Comparison of the three months ended March 31, 2005 with the three months ended March 31, 2004.

Revenue for the three month period ended March 31, 2005 was $293,387 compared to $397,698 of revenue recorded during the same period of the prior year. Gross profits decreased from $231,469 (58%) in the prior period to $219,958 (75%) in the current period. The decrease was due to the fact that the Company has substantial contract work in the prior year and had little contract work in the current period. The Company continues to negotiate for subsequent material contracts with Lockheed Martin and others.

The net loss for the three month period ended March 31, 2005 was $(214,331) compared to a net loss of $(209,308) for the three months ended March 31, 2004. Over this past quarter, the Company has invested considerable resources in seeking out additional and future contract manufacturing opportunities and is confident that the efforts will return positive results to the Company over the remainder of 2005.

The Company is actively attempting to secure a first purchase order on the Joint Strike Fighter program in the United States to supply multi mode fiber optic cables.

The Company continues to expect to further expand its sonar capabilities into military and anti terrorist applications as well as the offshore petroleum industry. We are actively pursuing military contracts in these areas.

During the quarter the Company continued expenditures on the marketing and advertising of its NETMIND system and expanded awareness of the NETMIND system through trade shows and a growing distribution network including Ireland, Spain and the Scandinavian countries. The system upgrades are being well received by our fishing industry customers and by government researchers. The upgrades resulted in research and development expenditures of $51,703 for the quarter, an increase over $16,279 expenditures for the comparative prior quarter ended March 31, 2004.

The Company continued on its research and development program towards extending its underwater wireless communication technology into additional applications and expended further effort in developing proposals for financing of a major product development program. However, the current R&D program is winding down, accounting for a decrease in salaries to $206,197 for the three months ended March 31, 2005 compared to salaries of $252,046 for the comparative prior quarter ended March 31, 2004.

Comparison of Financial Position at March 31, 2005 with December 31, 2004
The Company’s working capital deficiency deteriorated at March 31, 2005 to $321,982 with current liabilities of $658,670 which are in excess of current assets of $336,688. At December 31, 2004 the Company had a working capital deficiency of $206,593.

Critical Accounting Policies and Estimates
We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our financial statements at December 31, 2004. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

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

During the quarter the company granted options to employees as described in Part II, Item 2. The company's policy is to account for such stock-based compensation using the intrinsic value method as prescribed by APB 25. The intrinsic value of these stock options was $nil. Had the company accounted for stock-based compensation using the fair-value method as prescribed by FAS 123, the effect on the quarterly net loss would have been as follows:

Net loss as stated:	$214,331
FAS 123 fair value of options granted in the quarter:	$ 29,879
Net loss (proforma):	$244,210

In 2004, FASB issued a revision of FASB Statement No. 123. This Statement supersedes APB Opinion No. 25 and its related implementation guidance. This revised pronouncement requires that all stock options and warrants be accounted for using the fair value method. This pronouncement will have the effect of future stock-based compensation resulting in a fair value charge to the Company.

Liquidity and Capital Resources
The Company has increased its shareholder’s deficit as a result of its efforts to increase its business activity and customer base. Cash inflow for the first quarter ended March 31, 2005 was $3,803 compared to a decrease in cash (outflow) of $261,657 in the comparative prior quarter March 31, 2004. In the prior comparative quarter the Company received $nil ($22,763 in the current quarter) from equity funding and received $86,420 ($75,921 in the current quarter) from the proceeds of long term debt. As a result, operations have provided cash during the quarter, leaving cash on hand at March 31, 2005 of $61,444 compared to cash on hand of $57,641 at December 31, 2004 and $351,383 at March 31, 2004. Until the Company receives its next contract and/or increases its product sales revenue, it will be dependent upon equity and loan financings to compensate for the outflow of cash anticipated from operations.

The Company is preparing a private placement offering pursuant to Regulations D and S with the expectation of raising up to $1,850,000. Any funds so raised are targeted for product development, marketing and general working capital. At this time, no commitment for funding has been made to the Company.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the quarter to March 31, 2005, the Company incurred a net loss of 214,331 (year to December 31, 2004: $831,541) and at March 31, 2005 had a working capital deficiency (an excess of current liabilities over current assets) of $321,982 (December 31, 2004: $206,593), including $129,666 (December 31, 2004: $100,937) of long term debt due within one year. Management has undertaken initiatives for the Company to continue as a going concern for example, the Company is negotiating to secure an equity financing in the short term and is in discussions with several financing firms. The Company also expects to increase revenues in 2005 from sales of its NETMIND system and related products. As well, the Company has tendered proposals and price quotations on a submarine control console manufacturing contract and an aircraft carrier anti terrorism system manufacturing contract, both contracts of which are anticipated to be awarded in 2005. These initiatives are in recognition that for the Company to continue as a going concern it must generate sufficient cash flow to cover its obligations and expenses. In addition, management believes these initiatives can provide the Company with a solid base for profitable operations, positive cash flows and reasonable growth. Management is unable to predict the results of its initiatives at this time. Should management be unsuccessful in its initiative to finance its operations the Company’s ability to continue as a going concern is uncertain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue its operations as a going concern.

Item 3. Controls and Procedures
Based on his most recent evaluation, which was completed as of the end of the period covered by this periodic report on Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer believes the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the fiscal quarter to which this report relates, there were no changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
No change since previous filing.

Item 2. Changes in Securities.

Options Granted	Date	Exercise Price	Expiry Date
87,500	March 1, 2005	$0.50	March 1, 2015
50,000	March 1, 2005	$0.50	March 1, 2010

Common Stock Issued	Date	Consideration
23,273	January, 2005	services valued at $8,614
64,968	January, 2005	cash of $22,763
16,497	February, 2005	services valued at $5,774
40,541	March, 2005	services valued at $15,000

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

May 13, 2005	Northstar Electronics, Inc. (Registrant)
By: /s/ Wilson Russell Wilson Russell, PhD, President and Principal Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Executive Officer and Chief Financial Officer of Northstar Electronics, Inc., that, to his knowledge, the quarterly report of the company on Form 10-QSB for the period ended March 31, 2005, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company’s financial condition and results of operations.

May 13, 2005

/s/ Wilson Russell Wilson Russell, Chief Executive Officer and Chief Financial Officer

302 CERTIFICATION
Exhibit 31.1
CERTIFICATION PURSUANT TO
18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Wilson Russell, Chief Executive Officer of Northstar Electronics, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the period ended March 31, 2005 of Northstar Electronics, Inc.;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

May 13, 2005

/s/ Wilson Russell Wilson Russell, Chief Executive Officer and Chief Financial Officer