Form 10QSB
period 2005-06-30
NORTHSTAR ELECTRONICS INC
filed 2005-08-16
CIK 1082027

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005

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
Yes [X] No[ ]

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [] No [] Not Applicable [X]

Applicable only to corporate issuers:
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
Common shares as of August 5, 2005: 16,377,266

Transitional Small Business Disclosure Format (check one):
Yes [] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHSTAR ELECTRONICS, INC.
Consolidated Financial Statements
Six Months Ended June 30, 2005
U.S. Dollars - Unaudited - Prepared by management

Consolidated Balance Sheets at June 30, 2005 and at December 31, 2004
Consolidated Statements of Operations for the Three and Six Month Periods Ended
June 30, 2005 and 2004
Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the Six Months
Ended June 30, 2005
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004
Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operation
Item 3. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8K

SIGNATURES.

NORTHSTAR ELECTRONICS, INC.
Consolidated Balance Sheets
U.S. Dollars
	June 30	December 31
	2005	2004
	Unaudited
ASSETS
Current
Cash	$36,605	$57,641
Receivables	75,115	251,635
Inventory and work in progress	147,561	156,086
Prepaid expenses	20,222	15,605

Total Current Assets	279,503	480,967
Intangible assets	37,285	37,285
Property and Equipment	73,346	106,144

Total Assets	$390,134	$624,396

LIABILITIES
Current
Accounts payable and accrued liabilities	$413,300	$409,007
Loans payable	50,00	50,000
Deferred revenue	82,672	127,616
Current portion of long term debt	125,083	100,937

Total Current Liabilities	671,055	687,560
Long Term Debt	646,032	621,366
Due to Cabot Management Limited	87,404	88,866
Due to Director	107,564	1,036

Total Liabilities	1,512,055	1,398,828

STOCKHOLDERS' EQUITY
Common Stock
Authorized 100,000,000 shares of common stock with a par value of $0.0001 each 20,000,000 shares of preferred stock with a par value of $0.0001 each
Issued and outstanding 16,377,266 shares of common stock (15,913,805 December 31, 2004)	1,638	1,591
Additional Paid in Capital	3,656,540	3,531,360
Other Comprehensive Income (loss)	(156,846)	(137,204)
Accumulated deficit	(4,623,253)	(4,170,179)
Total Stockholders' Equity (Deficit)	(1,121,921)	(774,432)
Total Liabilities and Stockholders' Equity	$390,134	$624,396

The accompanying notes are an integral part of the financial statements

NORTHSTAR ELECTRONICS, INC.
Consolidated Statements of Operations
Three Months and Six Months Ended June 30, 2005
Unaudited
U.S. Dollars

	Three Months		Six Months
	2005	2004	2005	2004

Sales	$153,497	$219,461	$338,124	$487,742
Discounts	58,161	30,137	67,698	60,737

Sales net of discounts	$95,336	$189,324	$270,426	$427,005
Cost of goods sold	26,211	66,627	90,103	202,256

Gross margin	69,125	122,697	180,323	224,749
Recovery of research and development	209,182	308,538	317,942	437,955
Other income	878	4,207	4,400	12,635
	279,185	435,442	502,665	675,339

Expenses
Salaries	283,456	306,631	489,653	558,677
Financial consulting	10,089	6,373	34,286	12,573
Professional fees	11,686	4,567	59,075	13,540
Rent	29,176	28,265	58,613	58,280
Research and development	39,376	22,498	91,079	38,777
Investor relations	56,548	26,630	65,204	62,381
Office and administration	21,380	30,655	37,306	49,865
Travel and business development	33,718	62,715	60,762	117,376
Interest on debt	10,200	3,840	17,090	7,146
Telephone and utilities	12,651	12,991	22,160	23,725
Amortization	7,617	8,350	15,270	16,940
Repairs and maintenance	1,763	2,151	4,665	5,255
Transfer agent fees	268	312	576	648
Total expenses	517,928	515,978	955,739	965,183

Net loss for period	$(238,743)	$ (80,536)	$(453,074)	$(289,844)

Net loss per share	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.02)

Weighted average number of shares outstanding	16,045,520	15,922,951	16,069,594	15,838,074

The accompanying notes are an integral part of the financial statements

NORTHSTAR ELECTRONICS, INC.
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
Six Months Ended June 30, 2005
Unaudited
U.S. Dollars

	Shares	Amount	Additional Paid in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder Equity (Deficit)
Balance December 31, 2004	15,913,805	$1,591	$3,531,360	$(137,204)	$(4,170,179)	$(774,432)
Net loss for six months	-	-	-	-	(453,074)	(453,074)
Other comprehensive credits (debits)	-	-	-	(19,642)	-	(19,642)
Issuance of Common stock For cash	134,473	14	40,126	-	-	40,140
Finders fee
in cash	-	-	(2,764)	-	-	(2,764)
in common shares	-	-	(3,935)	-	-	(3,935)
Balance June 30, 2005	16,377,266	$1,638	$3,656,540	$(156,846)	$(4,623,253)	$(1,121,921)

The accompanying notes are an integral part of the financial statements

NORTHSTAR ELECTRONICS, INC.
Consolidated Statement of Cash Flows
Six Months Ended June 30
Unaudited
U.S. Dollars

	2005	2004

Operating Activities
Net income (loss)	$(453,074)	$(289,844)
Adjustments to reconcile net (loss) to net cash used by operating activities
Amortization	15,270	16,940
Issuance of common stock for services	91,786	53,144
Changes in operating assets and liabilities	139,777	(251,917)
Net cash provided by (used by) operating activities	(206,241)	(471,677)

Investing Activity
Recovery of property and equipment costs	17,528	10,925

Financing Activities
Issuance of common stock – net proceeds	33,441	-
Increase in long term debt	48,812	71,177
Due to Cabot Management Limited	(1,462)	(2,645)
Advances from (repayment to) director	106,528	36,557
Net cash (used) provided by financing activities	187,319	105,089

Effect of foreign currency translation on cash	(19,642)	26,454

Inflow (outflow) of cash	(21,036)	(329,209)
Cash, beginning of period	57,641	613,040

Cash, end of period	$ 36,605	$283,831

Supplemental information
Interest paid	$ 17,090	$ 7,146
Shares issued for services	$ 91,786	$ 53,144
Corporate income taxes paid	$ 0	$ 0

The accompanying notes are an integral part of the financial statements

NORTHSTAR ELECTRONICS, INC.
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2005
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

In the opinion of the Company’s management, this consolidated interim financial information reflects all adjustments necessary to present fairly the Company’s consolidated financial position at June 30, 2005 and the consolidated results of operations and the consolidated cash flows for the three and six months then ended. At June 30, 2005, 7% of the Company’s revenues were generated from one contract (June 30, 2004, 24% of the Company’s revenues were generated from one contract) – the Company is continually marketing its services for follow on contracts.

The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months to June 30, 2005, the Company incurred a net loss of $453,074 (year to December 31, 2004: $831,541) and at June 30, 2005 had a working capital deficiency (an excess of current liabilities over current assets) of $391,552 (December 31, 2004: $206,593), including $125,083 of long term debt due within one year (December 31, 2004: $100,937). Management has undertaken initiatives for the Company to continue as a going concern: for example, the Company is negotiating to secure an equity financing in the short term and is in discussions with several financing firms. The Company also expects to increase revenues in 2005 from sales of its NETMIND system and related products. As well, the Company has tendered proposals and price quotations on a submarine control console manufacturing contract, which is in the final stages of being awarded to the Company, and an aircraft carrier anti terrorism system manufacturing contract, which is anticipated to be awarded in 2005. These initiatives are in recognition that for the Company to continue as a going concern it must generate sufficient cash flow to cover its obligations and expenses. In addition, management believes these initiatives can provide the Company with a solid base for profitable operations, positive cash flows and reasonable growth. Subsequent to the end of the current quarter, the Company received funding in the amount of $400,000 USD from a government agency as part of a $540,000 USD international marketing program for its commercial sonar product.  This government funding will be provisionally repayable based on a percentage of the sales of the sonar products that come from the new markets. Management is unable to predict the results of its initiatives at this time. Should management be unsuccessful in its initiative to finance its operations the Company’s ability to continue as a going concern is uncertain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue its operations as a going concern.

  COMMON STOCK
During the six months ended June 30, 2005, the following shares of common stock were issued for: Services: 328,988 shares fairly valued at $91,786 at the fair market value of the shares issued at the date of the invoice for the services rendered.
Cash: 134,473 shares for $40,140

In 2003 the Company issued 1,428,570 warrants exercisable at $0.50 per share. The warrants provide for a cashless exercise and expire in July, 2010. During 2005 the Company issued 134,473 A warrants exercisable at $0.50 per share and 134,473 B warrants exercisable at $0.75 per share.

  LONG TERM DEBT

Balance due Atlantic Canada Opportunities Agency ("ACOA") December 31, 2004	$722,303
Increase in ACOA funding during the first quarter	75,921
Repayment of ACOA funding during the second quarter	(27,109)
Balance due ACOA June 30, 2005	771,115
Less current portion	125,083
$646,032

  REVENUE
Revenue for the six months ended June 30, 2005 consists of:

NETMIND sales	$313,648
Contract sales	24,476
338,124
Recovery of R&D	317,942
Miscellaneous	4,400
$660,466

  CONTINGENCIES
(i) The Company is a defendant in a lawsuit commenced against them in 1999 by their former master distributor. The former distributor has alleged that the Company has interfered with the ability of the former distributor to sell products. The Company has filed a counter claim for monies owing by the former distributor to the Company.

(ii) The Company is contingently liable to repay US$1,287,198 in assistance received under the Atlantic Innovation Fund. The assistance is repayable annually commencing August 1, 2005 at the rate of 5% of gross revenues from sales of products resulting from the Aquacomm research and development project. Gross revenues are to be calculated for the fiscal year immediately preceding the due date of the respective payment. Repayment is to continue until the assistance is repaid in full. The Company has recorded $nil sales of Aquacomm related products to June 30, 2005.

6. STOCK-BASED COMPENSATION During the six months ended June 30, 2005 the Company granted options to employees as follows:

Options Granted	Date	Exercise Price	Expiry Date
87,500	March 1, 2005	$0.50	March 1, 2015
50,000	March 1, 2005	$0.50	March 1, 2010

The Company's policy is to account for such stock-based compensation using the intrinsic value method as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. The intrinsic value of these stock options was $nil. Had the Company accounted for stock-based compensation using the fair-value method as prescribed by FASB Statement No. 123, Accounting for Stock-Based Compensation, the effect on the net loss for the six month period would have been as follows:

Net loss as stated:	$453,074
FAS 123 fair value of options granted in the quarter:	$ 29,879
Net loss (proforma):	$482,953

The Company calculated the fair value of options granted using a volatility factor of 89.65%, interest rate of 3% and average option length of 7.5 years.

In 2004, FASB issued a revision of FASB Statement No. 123. This Statement supersedes APB Opinion No. 25 and its related implementation guidance. This revised pronouncement requires that all stock options and warrants be accounted for using the fair value method. This pronouncement will have the effect of future stock-based compensation resulting in a fair value charge to the Company commencing in fiscal 2006.

Item 2. Management's Discussion and Analysis or Plan of Operation.
The following discussion should be read in conjunction with the accompanying unaudited consolidated financial information for the three and six month periods ended June 30, 2005 and 2004 prepared by management and the audited consolidated financial statements for the twelve months ended December 31, 2004 as presented in the Form 10KSB filed on EDGAR.

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

The Company has tendered proposals and price quotations on a submarine control console manufacturing contract, which is in the final stages of being awarded to the Company, and an aircraft carrier anti terrorism system manufacturing contract, which is anticipated to be awarded in 2005.

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

Sales for NETMIND decreased from the same period last year and remain somewhat slower than expected because of downturns in the fishing industry in areas where we had focused our sales efforts. Sales have not expanded in Europe primarily because our marketing campaign there was spread too thin. However, an upswing in activity over the next six months is expected primarily because, subsequent to the end of the current quarter, the Company received funding in the amount of $400,000 USD from a government agency as part of a two year $540,000 USD international marketing program for its NETMIND system. The Company believes that this aggressive, targeted campaign will revitalize NETMIND sales and expects to see increasing revenues going forward.

b - The AQUACOMM Project
The AQUACOMM project is a $2.5 Million in house research and development program for the development of new, leading edge multiple application sonar technologies and products for a variety of industries. These include defense, offshore oil and gas, commercial fishing, oceanography, marine environment and marine transportation. To date, the Company has expended $2,491,000 pursuant to this program. New developments from the AQUACOMM project include a general purpose acoustic receiver, spread spectrum acoustic communications and improved sensors.

The Company intends to use its Venture Technology Business Model to maximize the success of the new AQUACOMM technologies. In this model, our core technology is invested in partnerships with established companies in the different industry sectors.

c – Defense Sonar System
The Company is a subcontractor on Lockheed Martin’s anti terrorism Swimmer Detection System (SDS). The SDS is a new technology that should provide anti terrorism protection to moored ships and harbor side assets. The SDS is a wide band high frequency sonar system designed specifically to detect and classify underwater terrorist threats. The SDS provides moored vessels and harbor side assets with 360 degree omni directional coverage and has been proven to reliably detect, classify and track underwater intruders at the longest possible ranges in the most demanding environments.

Lockheed Martin’s SDS is currently under evaluation for protection of surface ships in the U.S. navy fleet. The SDS is being marketed in the United States and around the world.

The Company expects that Homeland Security and Anti Terrorism will become a major part of our business with the production of sonar hardware for the SDS and other systems.

Electronic Contract Manufacturing
In the fall of 1999 we signed a contract with Lockheed Martin, Manassas, Virginia to fabricate and test control consoles for Navy submarines. This contract was successfully completed in early 2001. A follow-on contract was received and completed in the fall of 2001. Currently, we have submitted bids to Lockheed Martin for several console contracts. Subsequent to the end of the current quarter, a contract to manufacture a number of submarine command and control consoles is in the final stages of being awarded to the Company. The contract details are being held in confidence at the request of the customer. Further contracts are anticipated before the end of 2005 and in early 2006.

In the previous quarter the Company’s subsidiary, Northstar Network Ltd., signed an agreement with Cathexis Innovations Inc. to manufacture Cathexis’s proprietary Radio Frequency Identification (RFID) reader, ID Blue. This device is a pen-sized scanner that reads and writes information stored on RFID tags and wirelessly transfers it to a desktop computer, laptop, PDA or Pocket PC via Bluetooth.

During the quarter the Company submitted a bid to a large German defense contractor to supply components for an army weapons system. The contract award is expected before the end of 2005.

Systems Development & Integration
The Company is developing its approach to securing and executing large defense contracts by bringing together affiliate companies. The overall capability, which is substantial, is presented to the prime contractors.

The aforementioned defense sonar system is an example of how Systems Integration will work for us. In this project, the Company designed and constructed the prototype sonar hardware and had four subcontractors who carried out various tasks, with Northstar bringing all the component parts together for final assembly, testing, quality control and delivery to the customer.

Results of Operations
Comparison of the three and six months ended June 30, 2005 with the three and six months ended June 30, 2004:

Gross revenues from sales, miscellaneous and research and development recovery for the three month period ended June 30, 2005 were $363,557 compared to $532,206 in the comparative prior period. Gross revenues from sales, miscellaneous and research and development recovery for the six month period ended June 30, 2005 were $660,466 compared to $938,332 in the comparative prior period.

Sales revenue for the three month period ended June 30, 2005 was $153,497 compared to $219,461 of sales revenue recorded during the same period of the prior year. This comparative decrease is the result of decreased demand from the fishing industry, which impacted on the sales of the NETMIND systems. Sales revenue for the six month period ended June 30, 2005 was $338,124 comparable to $487,742 in the prior period. Gross margins decreased from $224,749 (46%) in the prior period to $180,323 (53%) in the current period.

The net loss for the three month period ended June 30, 2005 was $(238,743) compared to a net loss of $(80,536) for the three months ended June 30, 2004. Over this past quarter, the Company continued to invest considerable resources in seeking out additional and future contract manufacturing opportunities and is confident that the efforts will return positive results to the Company over the ensuing months and years.

Travel and business development costs were reduced to $60,762 for the six months from $117,376 for the comparative prior period ended June 30, 2004 due to the limitations of working capital.

The Company is actively pursuing contracts for its sonar capabilities in military and anti terrorist applications as well the Company has bid on several contract manufacturing military contracts and has received a contract from Lockheed Martin for the production of submarine command and control consoles subsequent to this quarter.

During the quarter the Company increased expenditures on the marketing and advertising of its NETMIND system and expanded awareness of the NETMIND system through trade shows and a growing distribution network including Ireland, Spain and the Scandinavian countries. The system upgrades are being well received by our fishing industry customers and by government researchers. Subsequent to the end of the quarter the Company received approval for funding of $400,000 USD as part of a $540,000 USD international marketing campaign for its commercial sonar product.

The Company continued on its research and development program at a reduced pace towards extending its underwater wireless communication technology into new products. Due to limited working capital salaries were reduced to $489,653 for the six months ended June 30, 2005 compared to salaries of $558,677 for the comparative prior six months ended June 30, 2004. The slower pace of activity resulted in a decrease of cost recovery to $317,942 compared with $437,955 recovered in the comparative prior period.

Comparison of Financial Position at June 30, 2005 with December 31, 2004
The Company’s working capital deficiency at June 30, 2005 increased to $391,552 with current liabilities of $671,055 in excess of current assets of $279,503. At December 31, 2004 the Company had a working capital deficiency of $206,593.

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

During the period the company granted options to employees as described in Part II, Item 2. The company's policy is to account for such stock-based compensation using the intrinsic value method as prescribed by APB 25. The intrinsic value of these stock options was $nil. Had the company accounted for stock-based compensation using the fair-value method as prescribed by FAS 123, the effect on the net loss for the six month period would have been as follows:
Net loss as stated:	$453,074
FAS 123 fair value of options granted in the quarter:	$ 29,879
Net loss (proforma):	$482,953

In 2004, FASB issued a revision of FASB Statement No. 123. This Statement supersedes APB Opinion No. 25 and its related implementation guidance. This revised pronouncement requires that all stock options and warrants be accounted for using the fair value method. This pronouncement will have the effect of future stock-based compensation resulting in a fair value charge to the Company commencing in fiscal 2006.

Liquidity and Capital Resources
The Company has increased its shareholder’s deficit as a result of its efforts to increase its business activity and customer base. Cash outflows used in the six months ended June 30, 2005 was $(21,036) compared to an outflow of cash of $(329,209) for the six months ended June 30, 2004. In the prior comparative period the Company received $nil ($37,376 in the current period) from equity funding and received $71,177 in the prior comparative period from the net proceeds of long term debt (received an additional $48,812 in the current six month period). As a result, operations have used cash during the period, leaving cash on hand at June 30, 2005 of $36,605 compared to cash on hand of $57,641 at December 31, 2004 and $283,831 at June 30, 2004. Until the Company receives its next contract and/or increases its product sales revenue, it will be dependent upon equity and loan financings to compensate for the outflow of cash anticipated from operations.

The Company is preparing a private placement offering pursuant to Regulations D and S with the expectation of raising up to $1,850,000. Any funds so raised are targeted for product development, marketing and general working capital. At this time, no commitment for funding has been made to the Company.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the period to June 30, 2005, the Company incurred a net loss of $453,074 (year to December 31, 2004: $831,541) and at June 30, 2005 had a working capital deficiency (an excess of current liabilities over current assets) of $391,552 (December 31, 2004: working capital deficiency of $206,593), including $125,083 (December 31, 2004: $100,937) of long term debt due within one year. Management has undertaken initiatives for the Company to continue as a going concern: for example, the Company is negotiating to secure an equity financing in the short term and is in discussions with several financing firms. The Company also expects to increase revenues in 2005 from sales of its NETMIND system and related products. As well, the Company is in the final stages of being awarded a contract to manufacture submarine control consoles, which it expects to commence during the next quarter, and has bid for an aircraft carrier anti terrorism system manufacturing contract, which is anticipated to be awarded in 2005. These initiatives are in recognition that for the Company to continue as a going concern it must generate sufficient cash flow to cover its obligations and expenses. In addition, management believes these initiatives can provide the Company with a solid base for profitable operations, positive cash flows and reasonable growth. Management is unable to predict the results of its initiatives at this time. Should management be unsuccessful in its initiative to finance its operations the Company’s ability to continue as a going concern is uncertain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue its operations as a going concern.

Item 3. Controls and Procedures
(a) Evaluation of disclosure controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the date of this Quarterly Report on Form 10-QSB, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

(b) Changes in internal controls. There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their most recent evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
No change since previous filing.

Item 2. Changes in Securities.

Options Granted	Date	Exercise Price	Expiry Date
87,500	March 1, 2005	$0.50	March 1, 2015
50,000	March 1, 2005	$0.50	March 1, 2010

Warrants Issued

During the six month period the Company has issued 134,473 A warrants exercisable at $0.50 per share and 134,473 B warrants exercisable at $0.75 per share.

Common Stock Issued	Date	Consideration
23,273	January, 2005	services valued at $8,614
64,968	January, 2005	cash of $22,763
16,497	February, 2005	services valued at $5,774
40,541	March, 2005	services valued at $15,000
10,715	May, 2005	services valued at $3,750
237,962	June, 2005	services valued at $58,649
69,505	June, 2005	cash of $17,376

Item 3. Defaults Upon Senior Securities.
No change since previous filing.

Item 4. Submission of Matters to a Vote of Security Holders.
No change since previous filing.

Item 5. Other Information.
No change since previous filing

Item 6. Exhibits and Reports on form 8-K.
No change since previous filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, The registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 10, 2005	Northstar Electronics, Inc. (Registrant)
By: /s/ Wilson Russell Wilson Russell, PhD, President and Principal Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Executive Officer and Chief Financial Officer of Northstar Electronics, Inc., that, to his knowledge, the quarterly report of the company on Form 10-QSB for the period ended June 30, 2005, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company’s financial condition and results of operations.

August 10, 2005

/s/ Wilson Russell Wilson Russell, Chief Executive Officer and Chief Financial Officer

302 CERTIFICATION

Exhibit 31.1

CERTIFICATION PURSUANT TO 18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Wilson Russell, Chief Executive Officer of Northstar Electronics, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the period ended June 30, 2005 of Northstar Electronics, Inc.;

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

August 10, 2005

/s/ Wilson Russell Wilson Russell, Chief Executive Officer and Chief Financial Officer