Form 10QSB
period 2005-09-30
NORTHSTAR ELECTRONICS INC
filed 2005-11-15
CIK 1082027

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE

ACT OF 1934 For the quarterly period ended September 30, 2005

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

Common shares as of October 31, 2005: 16,668,402

Transitional Small Business Disclosure Format (check one):

Yes [] No [X]

INDEX

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Northstar Electronics, Inc.

Consolidated Interim Financial Information, Unaudited

Nine Months Ended September 30, 2005, U.S. Dollars

Prepared by management

Consolidated Balance Sheets at September 30, 2005 and at December 31, 2004

Consolidated Statements of Operations for the Three and Nine Month Periods Ended

September 30, 2005 and 2004

Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the Nine

Months Ended September 30, 2005

Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2005

and 2004

Notes to Consolidated Financial Information

Item 2. Management's Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8K

SIGNATURES.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements - NORTHSTAR ELECTRONICS, INC.

Consolidated Balance Sheets

U.S. Dollars

	September 30	December 31
	2005	2004
ASSETS	Unaudited
Cash	$7,839	$57,641
Receivables	138,726	251,635
Inventory and work in progress	165,404	156,086
Prepaid expenses	13,634	15,605
Total Current Assets	325,603	480,967
Intangible assets	37,285	37,285
Property and Equipment	74,078	106,144
Total Assets	$436,966	$624,396
LIABILITIES
Current
Accounts payable and accrued liabilities	$733,638	$409,007
Loans payable	50,000	50,000
Deferred revenue	-	127,616
Current portion of long term debt	168,775	100,937
Total Current Liabilities	952,413	687,560
Long Term Debt	871,692	621,366
Due to Cabot Management Limited	92,256	88,866
Due to Director	549	1,036
Total Liabilities	1,916,910	1,398,828
STOCKHOLDERS' DEFICIT
Common Stock
Authorized 100,000,000 shares of common stock with a par value of $0.0001 each 20,000,000 shares of preferred stock with a par value of $0.0001 each
Issued and outstanding 16,632,491 shares of common stock (15,913,805 December 31, 2004)	1,663	1,591
Additional Paid in Capital	3,754,360	3,531,360
Other Comprehensive loss	(217,678)	(137,204)
Accumulated deficit	(5,018,289)	(4,170,179)
Total Stockholders' Deficit	(1,479,944)	(774,432)
Total Liabilities and Stockholders' Deficit	$436,966	$624,396
The accompanying notes are an integral part of the financial statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Statements of Operations

Three Months and Nine Months Ended September 30

Unaudited

U.S. Dollars

	Three Months		Nine Months
	2005	2004	2005	2004
Sales	$108,922	$118,184	$447,046	$605,926
Discounts	17,565	20,445	85,263	81,182
Sales net of discounts	91,357	97,739	361,783	524,744
Cost of goods sold	33,258	36,462	123,361	238,718
Gross margin	58,099	61,227	238,422	286,026
Other income	1,678	(1,351)	6,078	11,284
Recovery of research and development	111,043	189,042	428,985	626,997
	170,820	248,968	673,485	924,307
Operating Expenses
Salaries	297,881	251,717	787,534	810,394
Consulting	21,350	24,763	55,636	37,336
Professional fees	22,441	15,765	81,516	29,305
Investor relations	79,350	8,028	144,554	70,409
Rent	33,335	27,363	91,948	85,643
Research and development	23,153	20,656	114,232	59,433
Office	23,703	19,197	61,009	69,062
Travel and business development	32,950	61,987	93,712	93,712
Interest on debt	9,043	5,236	26,133	12,382
Heat, light and telephone	11,691	12,818	33,851	36,543
Amortization	7,888	8,896	23,158	25,836
Repairs and maintenance	2,952	3,571	7,617	8,826
Transfer agent	119	317	695	965
Total operating expenses	565,856	460,314	1,521,595	1,425,497
Net loss for the period	$(395,036)	$(211,346)	$(848,110)	$(501,190)
Weighted average number of shares outstanding	16,559,129	15,947,729	16,225,932	15,909,888

The accompanying notes are an integral part of the financial statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Statement of Changes in Stockholders' Equity (Deficit)

Nine Months Ended September 30, 2005

Unaudited

U.S. Dollars

	Shares	Amount	Additional Paid in Capital	Other Compre- hensive Income (Loss)	Accumu- lated Deficit	Total Stockholder Deficit
Balance December 31, 2004	15,913,805	$1,591	$3,531,360	$(137,204)	$(4,170,179)	$(774,432)
Net loss for nine months	-	-	-	-	(848,110)	(848,110)
Other comprehensive credits (debits)	-	-	-	(80,474)	-	(80,474)
Issuance of common stock For cash	166,487	17	44,192	-	-	44,209
Finders fee: In cash	-	-	(4,023)	-	-	(4,023)
In common stock	-	-	(3,935)	-	-	(3,935)
Issuance of common stock for services	552,199	55	186,766	-	-	186,766
Balance September 30, 2005	16,632,491	$1,663	$3,754,360	$(217,678)	$(5,018,289)	$(1,479,944)

The accompanying notes are an integral part of the financial statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Statement of Cash Flows

Nine Months Ended September 30, 2005

Unaudited

U.S. Dollars

	September 30
	2005	2004
Operating Activities
Net (loss)	$(848,110)	$(501,190)
Adjustments to reconcile net (loss) to net cash used by operating activities
Amortization	23,158	25,836
Issuance of common stock for services	182,886	74,894
Changes in operating assets and liabilities	320,285	(127,134)
Net cash (used by) operating activities	(321,781)	(527,594)
Investing Activity
Recovery (acquisition) of property and equipment	13,323	6,464
Financing Activities
Issuance of common stock for cash - net	40,186	100
Increase of long term debt	290,925	30,203
Due to Cabot Management Limited	39	(2,733)
Advances from (repayment to) director	(1,098)	12,249
Net cash provided by financing activities	330,052	39,819
Effect of foreign currency translation on cash	(71,396)	33,122
Inflow (outflow) of cash	(49,802)	(448,189)
Cash, beginning of period	57,641	613,040
Cash, end of period	$7,839	$164,851
Supplemental information
Interest paid	$26,133	$12,382
Shares issued for services	$186,766	$74,894
Corporate income taxes paid	$0	$0

The accompanying notes are an integral part of the financial statements

NORTHSTAR ELECTRONICS, INC.

Notes to Consolidated Financial Information

Nine Months Ended September 30, 2005

Unaudited

U.S. Dollars

  ORGANIZATION AND BASIS OF PRESENTATION

These financial statements include the accounts of Northstar Electronics, Inc. (“the Company”) and its wholly owned subsidiaries Northstar Technical Inc. (“NTI”) and Northstar Network Ltd. (“NN”). All inter company balances and transactions are eliminated. The Company was incorporated May 11, 1998 in the State of Delaware and had no operations other than organizational activities prior to the January 1999 merger with NTI when the Company completed the acquisition of 100% of the shares of NTI through the issuance of 4,901,481 shares of common stock from treasury. The transaction has been accounted for as a reverse take over resulting in the consolidated financial statements including the results of operations of the acquired subsidiary prior to the merger.

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

In the opinion of the Company’s management, this consolidated interim financial information reflects all adjustments necessary to present fairly the Company’s consolidated financial position at September 30, 2005 and the consolidated results of operations and the consolidated cash flows for the three and nine months then ended. At September 30, 2005, 9% of the Company’s revenues were generated from one contract (September 30, 2004, 20% of the Company’s revenues were generated from one contract) – the Company is continually marketing its services for follow on contracts.

The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months to September 30, 2005, the Company incurred a net loss of $848,110 (year to December 31, 2004: $831,541) and at September 30, 2005 had a working capital deficiency (an excess of current liabilities over current assets) of $626,810 (December 31, 2004: $206,593), including $168,775 of long term debt due within one year (December 31, 2004: $100,937). Management has undertaken initiatives for the Company to continue as a going concern: for example, the Company is negotiating to secure an equity financing in the short term and is in discussions with several financing firms. The Company also expects to increase revenues in 2005 from sales of its NETMIND system and related products. As well, the Company has been awarded a submarine control console manufacturing contract and has submitted a proposal to participate in the manufacture of an under water aircraft carrier or port anti terrorism system, which is now anticipated to be awarded in 2006. These initiatives are in recognition that for the Company to continue as a going concern it must generate sufficient cash flow to cover its obligations and expenses. In addition, management believes these initiatives can provide the Company with a solid base for profitable operations, positive cash flows and reasonable growth. The Company is benefiting from funding in the amount of $400,000 USD from a government agency as part of a $540,000 USD international marketing program for its NETMIND system.  The ACOA funding is provisionally repayable based on a percentage of Netmind sales that come from any new markets. Management is unable to predict the results of its initiatives at this time. Should management be unsuccessful in its initiative to finance its operations the Company’s ability to continue as a going concern is uncertain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue its operations as a going concern.

  COMMON STOCK

During the nine months ended September 30, 2005, the following shares of common stock were issued for:

Services: 552,199 shares fairly valued at $182,886, the fair market value of the shares issued at the date of the invoice for the services rendered.

Cash: 166,487 shares for $48,144

In 2003 the Company issued 1,428,570 warrants exercisable at $0.50 per share. The warrants provide for a cashless exercise and expire in July 2010. During 2005 the Company issued 134,473 A warrants exercisable at $0.50 per share and 134,473 B warrants exercisable at $0.75 per share.

  LONG TERM DEBT

Balance due Atlantic Canada Opportunities Agency ("ACOA") December 31, 2004	$722,303
Increase in ACOA funding during the first quarter	75,921
Repayment of ACOA funding during the second quarter	(27,109)
Repayment of ACOA funding during the third quarter	269,352
Balance due ACOA September 30, 2005	1,040,467
Less current portion	168,775
$871,692

  REVENUE

Gross revenue for the nine months ended September 30, 2005 consists of:

NETMIND sales	$404,902
Contract sales	42,144
447,046
Recovery of R&D	428,985
Miscellaneous	6,078
$882,109

  CONTINGENCIES

(i) The Company is a defendant in a lawsuit commenced against them in 1999 by their former master distributor. The former distributor has alleged that the Company has interfered with the ability of the former distributor to sell products. The Company has filed a counter claim for monies owing by the former distributor to the Company.

(ii) The Company is contingently liable to repay up to Usd$1,287000 in assistance received under the Atlantic Innovation Fund. The assistance is repayable annually commencing August 1, 2006 at the rate of 5% of gross revenues from sales of products resulting from the Aquacomm research and development project. Gross revenues are to be calculated for the fiscal year immediately preceding the due date of the respective payment. Repayment is to continue until the assistance is repaid in full. The Company has recorded $nil sales of Aquacomm related products to September 30, 2005.

6. STOCK-BASED COMPENSATION

During the nine months ended September 30, 2005 the Company granted options to employees as follows:

Options Granted	Date	Exercise Price	Expiry Date
87,500	March 1, 2005	$0.50	March 1, 2015
50,000	March 1, 2005	$0.50	March 1, 2010

The Company's policy is to account for such stock-based compensation using the intrinsic value method as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. The intrinsic value of these stock options was $nil. Had the Company accounted for stock-based compensation using the fair-value method as prescribed by FASB Statement No. 123, Accounting for Stock-Based Compensation, the effect on the net loss for the nine month period would have been as follows:

Net loss as stated:	$848,110
FASB 123 fair value of options granted in the period:	$ 29,879
Net loss (proforma):	$877,989

During the current quarter the impact was Nil as the options were granted in the prior period.

The Company calculated the fair value of options granted using a volatility factor of 89.65%, interest rate of 3% and average option length of 7.5 years. At the grant date the shares were trading at $0.37.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial information for the three and nine month periods ended September 30, 2005 and 2004 prepared by management and the audited consolidated financial statements for the twelve months ended December 31, 2004 as presented in the Company’s Form 10KSB.

Although the Company has experienced a net loss this quarter, it continues to expend considerable effort in developing new business in new markets for NETMIND and for new design and contract manufacturing work, such as the Lockheed Martin submarine console contract, in an effort to materially benefit the future business of the Company. During the quarter ended September 30, 2005 the Company continued marketing its on board 3D graphical display of trawl status information (introduced during the second quarter of 2004) and has continued to improve both in house hardware and software development systems.

A significant long term customer has placed an order of approximately USD$1.2 million with scheduled deliveries to be completed between now and March 31,2006. The Company currently anticipates no difficulty in completing deliveries as scheduled by the customer. This will result in increased revenues and cash flows in the 4th quarter of 2005 and the 1st quarter of 2006.

Subsequent to September 30, 2005 the Company was approved to be on the list of suppliers for the Joint Strike Fighter single and dual mode fiber optic cable assemblies and will be a part of any future bidding.

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

The Company’s Services

The Company, through its subsidiaries, is an underwater sonar technology developer, an electronic contract manufacturer, and a systems developer and integrator for the marine industry, defense, and homeland security sectors.

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

NETMIND helps prevent over fishing and allows fishermen to fill and empty their nets more efficiently with a cost effective benefit on profits. This gives regulators flexibility in reducing quotas when attempting to conserve limited fish stocks.

Sales for NETMIND decreased from the same period last year and remain somewhat slower than expected because of downturns in the fishing industry in areas where we had focused our sales efforts. Sales have not expanded in Europe primarily because our marketing campaign there was spread too thin. However, an upswing in activity over the next six months is expected primarily because, during the current quarter, the Company was approved for funding in the amount of $400,000 USD from ACOA as part of a two year $540,000 USD international marketing program for its NETMIND system. The ACOA funding is received as a partial recovery of marketing expenses incurred. The new marketing program is expected to increase NETMIND sales in Europe and Asia, as well as the United States. The Company believes that this aggressive, targeted campaign will revitalize NETMIND sales and expects to see increasing revenues going forward.

b - The AQUACOMM Project

The AQUACOMM project is an in house research and development program for the development of new, leading edge multiple application sonar technologies and products for a variety of industries. These include defense, offshore oil and gas, commercial fishing, oceanography, marine environment and marine transportation. To date, the Company has expended approximately $3,280,000 USD pursuant to this program and recovered approximately $2,050,000 USD. New developments from the AQUACOMM project include a general purpose acoustic receiver, spread spectrum acoustic communications and improved sensors.

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

Lockheed Martin’s SDS is currently under evaluation for protection of surface ships in the U.S. navy fleet. Additionally, Lockheed Martin is marketing these units around the world for protection of naval fleets and harbors. Northstar has designed and manufactured the hardware for SDS units for U.S. Navy trials that commenced earlier in 2005 with two of these units having been purchased by the U.S. Navy. Lockheed Martin, with contract pricing from Northstar, has also responded to Requests For Qotes for the units from European and Middle East countries and are hopeful of sales in this area in 2006.

The Company expects that Homeland Security and Anti Terrorism will become a major part of our business with the production of sonar hardware for the SDS and other systems.

Electronic Contract Manufacturing

In the fall of 1999 we signed a contract with Lockheed Martin, Manassas, Virginia to fabricate and test control consoles for Navy submarines. This contract was successfully completed in early 2001. A follow-on contract was received and completed in the fall of 2001. In the current quarter, Lockheed Martin awarded the Company a $496,661 USD contract to perform a technology update and test command and control consoles for the Canadian Navy’s Victoria class submarines. Subsequent to the end of the quarter, Lockheed Martin awarded the Company phase 2 of this contract, bringing the current total value to approximately $1,200,000 USD. The Company expects Phase 3 of the contract to be awarded by Lockheed Martin in the next few months. The Company expects to complete the contract in the first half of 2006.

In a previous quarter the Company’s subsidiary, Northstar Network Ltd., signed an agreement with Cathexis Innovations Inc. to manufacture Cathexis’s proprietary Radio Frequency Identification (RFID) reader, ID Blue. This device is a pen-sized scanner that reads and writes information stored on RFID tags and wirelessly transfers it to a desktop computer, laptop, PDA or Pocket PC via Bluetooth.

During the previous quarter the Company submitted a bid to a large German defense contractor bidding to supply components for an army weapons system. The contract award is now expected in early 2006.

We have also responded to a Request For Proposal from a major U.S. defense contractor to manufacture circuit card assemblies for airplane cockpit displays and we are anticipating a contract award in 2006.

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

Potential Opportunities

Near Term

- Intruder Detection System (IDS) – Northstar is pursuing military work to produce these systems for Lockheed Martin for customers in the United States and internationally.

- Submarine Command and Control Consoles – Northstar is pursuing contract opportunities with Lockheed Martin for projects with several international navies.

- Contract Manufacturing – Northstar has bid on a contract to a mayor defense contractor to supply printed circuit boards for airplane cockpit displays.

- Contract Manufacturing - Northstar has bid as a subcontractor to a large German defense contractor on a contract (the ALAWS Program) to supply defense systems to the Canadian Army.

Longer Term

Northstar is pursuing many other contract opportunities such as the supply of fiber optic assemblies and courseware for the Joint Strike Fighter (JSF) airplane, the supply of electronic components on the targeting-pod for the F-18 aircraft, Avionics Upgrades for the CC-130, console and wiring harness work for the Canadian Medium Support Vehicle Program, electronic enclosures on the Defensive Electronic Warfare Suite for the CF-18, the Fixed Wing Search and Rescue (FESAR) Program and the ongoing supply of printed circuit boards for commercial airliner cockpit displays.

Ongoing Research and Development Activities

The Company engages in research and development for new products and is working on two sonar products and an RFID product all of which have commercial and defense applications.

Results of Operations

Comparison of the three and nine months ended September 30, 2005 with the three and nine months ended September 30, 2004:

Gross revenues from sales, miscellaneous and research and development recovery for the three month period ended September 30, 2005 were $221,643 compared to $305,875 in the comparative prior period. Gross revenues from sales, miscellaneous and research and development recovery for the nine month period ended September 30, 2005 were $882,109 compared to $1,244,207 in the comparative prior period.

Gross sales revenue for the three month period ended September 30, 2005 was $108,922 compared to $118,184 of sales revenue recorded during the same period of the prior year. This comparative decrease is the result of decreased seasonal activity in the fishing industry, which impacted on the sales of the NETMIND systems. Sales revenue for the nine month period ended September 30, 2005 was $447,046, comparable to $605,926 in the prior period. Gross margins decreased from $286,206 (47%) in the prior period to $238,422 (53%) in the current period due to increased efficiencies.

The net loss for the three month period ended September 30, 2005 was $(395,036) comparable to a net loss of $(211,346) for the three months ended September 30, 2004. Over this past quarter, the Company was awarded phase 2 of a $1,200,000 USD contract from Lockheed Martin and continued to invest considerable resources in seeking out additional and future contract manufacturing opportunities and is confident that the efforts will return positive results to the Company over the ensuing months and years.

Travel and business development costs were reduced to $93,712 for the nine months ended September 30, 2005 from $179,363 for the comparative prior period ended September 30, 2004 due to the limited availability of funds.

The Company is actively pursuing contracts for its sonar capabilities in military and anti terrorist applications. As well the Company has bid on several contract manufacturing military contracts and, as previously mentioned, has received a current contract from Lockheed Martin for the production of submarine command and control consoles.

During the quarter the Company decreased expenditures on travel and business development while expanding market awareness of the NETMIND system through trade shows and a growing distribution network including Ireland, Spain and the Scandinavian countries. The system upgrades are being well received by our fishing industry customers and by government researchers. During the previous quarter the Company received approval for funding of $400,000 USD as part of a $540,000 USD international marketing campaign for the NETMIND system.

The Company continued on its research and development program at a reduced pace towards extending its underwater wireless communication technology into new products. Due to limited working capital salaries were reduced to $787,534 for the nine months ended September 30, 2005 compared to salaries of $810,394 for the comparative prior nine months ended September 30, 2004. The slower pace of activity resulted in a decrease of cost recovery to $428,985 compared with $626,997 recovered in the comparative prior period.

Comparison of Financial Position at September 30, 2005 with December 31, 2004

The Company’s working capital deficiency at September 30, 2005 increased to $626,810 with current liabilities of $952,413 in excess of current assets of $325,603. At December 31, 2004 the Company had a working capital deficiency of $206,593.

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

Net loss as stated:	$848,110
FAS 123 fair value of options granted in the quarter:	$ 29,879
Net loss (proforma):	$877,989

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

Liquidity and Capital Resources

The Company has increased its shareholder’s deficit as a result of its efforts to increase its business activity and customer base. Cash inflow in the first quarter ended March 31, 2005 was $3,803 compared to an outflow of cash of $(21,036) for the six months ended June 30, 2005 and an outflow of cash of $(49,802) for the nine months ended September 30, 2005. Cash outflow of $(49,802) for the nine months ended September 30, 2005 compared with cash outflow of $(448,189) in the prior comparative nine months). Over the prior comparative nine months the Company received $100 (the Company received $40,186 over the current nine months) from equity funding and received $30,203 in the prior comparative nine months from the proceeds of long term debt and received long term debt of $318,164, net of repayments, over the current nine months. As a result, operations have used cash during the quarter, leaving cash on hand at September 30, 2005 of $7,839 compared to cash on hand of $57,641 at December 31, 2004 and $164,851 at September 30, 2004. The Company is currently working on the Lockheed Martin submarine console contract from which it expects to receive income in the fourth quarter of 2005 and the first quarter of 2006. Until the Company receives this income and/or increases its product sales revenue, it will be dependent upon equity and/or loan financings to compensate for the anticipated outflow of cash from operations. The $400,000 support for the NETMIND marketing program will offset much of the expense associated with the marketing program.

The Company is preparing a private placement offering pursuant to Regulations D and S with the expectation of raising up to $1,850,000. Any funds so raised are targeted for product development, marketing and general working capital. At this time, no commitment for funding has been made to the Company.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months to September 30, 2005, the Company incurred a net loss of $848,110 (year to December 31, 2004: $831,541) and at September 30, 2005 had a working capital deficiency (an excess of current liabilities over current assets) of $626,810 (December 31, 2004: working capital deficiency of $206,593), including $168,775 (December 31, 2004: $100,937) of long term debt due within one year. Management has undertaken initiatives for the Company to continue as a going concern: for example, the Company is negotiating to secure an equity financing in the short term and is in discussions with several financing firms. The Company also expects to increase revenues from sales of its NETMIND system and related products. As well, the Company has been awarded a contract by Lockheed Martin to manufacture submarine control consoles, which it commenced during the current quarter, and has bid for an aircraft carrier anti terrorism system manufacturing contract, which is now anticipated to be awarded in 2006. These initiatives are in recognition that for the Company to continue as a going concern it must generate sufficient cash flow to cover its obligations and expenses. In addition, management believes these initiatives can provide the Company with a solid base for profitable operations, positive cash flows and reasonable growth. Management is unable to predict the results of its initiatives at this time. Should management be unsuccessful in its initiative to finance its operations the Company’s ability to continue as a going concern is uncertain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue its operations as a going concern.

Item 3. Controls and Procedures

  Evaluation of disclosure controls and procedures

Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the date of this Quarterly Report on Form 10-QSB, our chief executive officer and chief financial officer has concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

(b) Changes in internal controls There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their most recent evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

No change since previous filing.

Item 2. Changes in Securities.

Options Granted	Date	Exercise Price	Expiry Date
87,500	March 1, 2005	$0.50	March 1, 2015
50,000	March 1, 2005	$0.50	March 1, 2010

Warrants Issued

During the nine month period ended September 30, 2005 the Company has issued 134,473 A warrants exercisable at $0.50 per share and 134,473 B warrants exercisable at $0.75 per share.

Common Stock Issued	Date	Consideration
23,273	January, 2005	services valued at $8,614
64,968	January, 2005	cash of $22,763
16,497	February, 2005	services valued at $5,774
40,541	March, 2005	services valued at $15,000
10,715	May, 2005	services valued at $3,750
237,962	June, 2005	services valued at $58,649
69,505	June, 2005	cash of $17,376
20,000	July, 2005	cash of $5,000
164,187	July, 2005	services valued at $71,250
12,014	August, 2005	cash of $3,004
59,024	August, 2005	services valued at $19,850

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

November 10, 2005 Northstar Electronics, Inc.

(Registrant)

By: /s/ Wilson Russell

Wilson Russell, PhD, President and Principal Financial Officer

Exhibit 32.1 CERTIFICATION PURSUANT TO 18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Executive Officer and Chief Financial Officer of Northstar Electronics, Inc., that, to his knowledge, the quarterly report of the company on Form 10-QSB for the period ended September 30, 2005, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company’s financial condition and results of operations.

November 10, 2005

/s/ Wilson Russell

Wilson Russell, Chief Executive Officer and Chief Financial Officer

Exhibit 31.1 CERTIFICATION PURSUANT TO 18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Wilson Russell, Chief Executive Officer of Northstar Electronics, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the period ended September 30, 2005 of Northstar Electronics, Inc.;

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

(b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

November 10, 2005

/s/ Wilson Russell

Wilson Russell, Chief Executive Officer and Chief Financial Officer