Form 10KSB
period 2005-12-31
NORTHSTAR ELECTRONICS INC
filed 2006-04-19
CIK 1082027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-KSB

[x] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

[] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from n/a to n/a

Commission file number: 333-90031

Northstar Electronics, Inc.
Name of small business issuer in its charter
Delaware	#33-0803434
State or other jurisdiction of incorporation or organization	IRS Employer Identification No.

Suite # 1455- 409 Granville Street,
Vancouver, British Columbia,
Canada V6C 1T2
 Address of principal executive offices and Zip Code

Issuer’s telephone number (604) 685-0364

Securities registered pursuant to section 12(b) of the Act
None

Securities registered pursuant to section 12(g) of the Act
100,000,000 shares of common stock with a par value of $0.0001 each

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) [x] Yes [ ] No (2) [x] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
State issuer’s revenues for its most recent fiscal year. $1,629,594

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).
Note – If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

Aggregate market value of voting common equity held by non-affiliates as of February 28, 2006: $1,350,000 approximately

Aggregate market value of non-voting common equity held by non-affiliates as of February 28, 2006: Not Applicable

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
Outstanding shares of common stock as of February 28, 2006: 17,205,715
Outstanding shares of preferred stock as of February 28, 2006: Nil

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

Northstar Electronics, Inc.
Index
Risk Factors
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
Item 13. Exhibits and Reports on form 8-K
Item 14. Principal Accountants Fees and Services
Signatures

Note Regarding Forward Looking Statements
Except for statements of historical fact, certain information contained herein constitutes ‘forward looking statements’ within the meaning of Section 27A of the securities Act and Section 21E of the Securities Exchange Act. Forward looking statements address our current plans, intentions, beliefs and expectations and are statements of our expected future economic performance. Statements containing terms like ‘believes’, ‘does not believe’, ‘plans’, ‘expects’, ‘intends’, ‘estimates’, ‘anticipates’, and other phrases of similar meaning or the negative or other variations of these words or other comparable words or phrases are considered to imply uncertainty and are forward looking statements.

Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward looking statements. Such factors include, but are not limited to changes in economic conditions, government regulations, contract requirements and abilities, behavior of existing and new competitor companies and other risks and uncertainties discussed in this annual report on Form 10-KSB.

We cannot guarantee our future results, level of activity, performance or achievements. Neither we nor any other person assumes responsibility for the accuracy and completeness of these forward looking statements. We are under no duty to update any of the forward looking statements after the date of this report.

Risk Factors

Investment in our common stock involves a high degree of risk. Prospective investors should carefully consider the following risk factors in addition to other information in this annual report before purchasing our common stock.

Because we have a net loss from operations of $984,768 for the year ended December 31, 2005 and have accumulated losses of $5,154,947 from inception, we face a risk of insolvency.

We have never earned substantial operating revenue. We have been dependent on equity financing to pay operating costs and to cover operating losses.

Because we have no significant sales history and are substantially dependent on a major contractor to generate future sales, our future is uncertain if our relationship with that major contractor fails.

The auditor’s report for our December 31, 2005 consolidated financial statements includes an additional paragraph that identifies conditions which raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PART I

Item 1. Description of Business
The Company was incorporated May 11, 1998 as Scientific Technologies, Inc. under the laws of the State of Delaware. The name of the Company was changed to Northstar Electronics, Inc. (NEI) September 1999. Subsequently, there has been no material reclassification, merger, consolidation, purchase or sale of any significant amount of assets other than in the ordinary course of business. There have been no bankruptcy, receivership or similar proceedings.

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

Sonar Products and Technologies
NTI developed a wireless communications technology with undersea applications. The technology is used in underwater sensing devices to take certain measurements that are then transmitted using underwater sound waves to a receiving unit, which processes the data and displays it on a computer monitor. The technology has many potential uses in a variety of industries including offshore oil and gas, defense, marine transportation, oceanography, environmental and fishing.

Homeland Security and Military Defense
The Company expects that design and manufacture of homeland security and anti-terrorism systems will grow to become a major component of Northstar’s business over the next five years as the United States Department of Homeland Security and the United States Navy launches and ramps up its efforts to protect ports, on shore high value assets and ships from terrorists. Northstar Electronics has designed and is manufacturing sonar hardware for homeland security and military defense systems. These systems are designed to detect and track combat divers and explosive laden underwater vehicles and are intended to provide warning to naval ships, harbors and ports.

Research and Development - AQUACOMM
AQUACOMM is a multi year fully funded in-house research and development program at Northstar that was created specifically to develop new, leading edge multiple application sonar technologies and products for a variety of industries, including: defense, offshore oil and gas, commercial fishing, oceanography, marine environment and marine transportation. The Company has received funding for this project from the Canadian Federal Government’s Atlantic Innovation Fund and the National Research Council, as well as from equity investment. Scheduled to last until March 31, 2006, Northstar believes that AQUACOMM will result in the development of several new technologies during this period. To date, Northstar has expended $2,981,895 on this development program and has recovered $1,795,101.

Northstar intends to use its Venture Technology Business Model to maximize the success of AQUACOMM technologies. In this model, a technology developed through AQUACOMM will be partnered with an established company in a specific industry sector. One example could be the co-development of a military underwater communications system. Northstar would develop the “wet” end and an established defense contractor would be responsible for the “dry” end. Since the defense contractor is well established in the field, it would be the defense contractor that would undertake the product introduction, marketing and sales efforts. Another example of the type of technology that could be developed under AQUACOMM is the development of a Subsea wireless communications system for the offshore oil and gas industry. Northstar expects to develop such a system and intends to market the system through a strategic alliance with an international oil field communications company. To date, no such product or arrangement is in place.

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

NETMIND helps prevent over fishing and allows fishermen to fill and empty their nets more efficiently with a cost effective benefit on profits. This gives regulators flexibility in reducing quotas when attempting to conserve limited fishstocks.

The NETMIND Market
NETMIND was introduced to the fishing industry in late 1996. To date, approximately 240 systems have been sold in North America, Ireland, Spain, New Zealand and Russia. The targeted customers have been strategic in that they are industry leaders and government agencies. They include the National Oceanic and Atmospheric Administration (NOAA) in the United States, the United States Department of the Interior and the Federal Department of Fisheries and Oceans and Fishery Products International in Canada. Customer feedback has shown that the NETMIND system enhances efficiency, reduces gear damage and improves catch quality.

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

Major Customer Dependency – NETMIND
NTI has sold approximately 240 NETMIND systems to over 160 different customers with no dependence on one or a few major customers.
Competition – NETMIND
The system has one main competitor, Scanmar in Norway, which is a private company. The NETMIND and Scanmar systems consist of wireless acoustic sensors used underwater and both systems operate by illustrating how the fishing net is behaving while being towed. However, NETMIND sensors are fully serviceable. The electronic circuitry is contained in stainless steel cylinders within each component and is easily removed for repair by opening the end cap.
We believe that NETMIND components have a longer battery life and a more effective communication over a longer distance than its competitor. We believe the rugged design of various NETMIND components has surpassed competitor’s designs in that NETMIND’s unique sensors require very little maintenance.
While NETMIND continues to attempt to expand its market presence, we believe the Company is smaller in size and resources when compared to its competitor. As a consequence NETMIND pricing is competitive.
Distribution of the NETMIND System
NETMIND is sold directly to customers by our own sales staff and through marine electronics dealers. We have dealer representation in Canada, the United States, Ireland, New Zealand, Scotland, Spain, Portugal and Denmark. We support all sales efforts with product brochures, pamphlets, and customer testimonials and with booths at trade shows in Seattle, Washington and Providence, Rhode Island. We also advertise in trade magazines, notably ‘The Navigator’ and ‘Fishing News International’. Articles on the NETMIND have appeared recently in ‘National Fisherman’, Alaskan Fisherman’s Journal’ and ‘SEA Technology’.

Technology Protection – NETMIND
Since commercializing NETMIND in 1996, NTI has made many enhancements to its system. These activities have resulted in an optimum design for which a patent application may be submitted. The technology is difficult to replicate because it consists of custom, linked, assembler language software running on custom hardware and, regardless of patent protection, it is expected it would take several years for a new player to reach parity with the present system.
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

Research and Development Expenditures – NETMIND
NTI has carried out research and development activities on NETMIND enhancements in 2005. None of these costs were borne directly by customers nor did these costs directly affect NTI’s pricing structure.

Costs and Effects of Compliance with Environmental Laws – NETMIND
NTI has incurred no costs nor suffered any effects to maintain compliance with any environmental laws.

CONTRACT MANUFACTURING (CM)

NEI’s second business activity, conducted through both its subsidiary companies (NTI and NNL) is contract manufacturing where the Company assembles electronic systems under contract to the defense and aerospace industry (called ‘build to print’). We build products according to designs provided by our customers. The Company’s main customer is currently Lockheed Martin, for whom Northstar provides production engineering, sourcing and procurement of parts, assembly of parts into systems, testing and shipping. The Company has manufactured submarine control consoles under several contracts with Lockheed Martin Naval Electronics in Manassas, Virginia and is working on a $1.2M command and control console contract awarded by Lockheed to the Company in the fourth quarter of 2005 and expected to be substantially completed by the second quarter of 2006.
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

NTI signed a contract with Lockheed Martin, Manassas, Virginia in 1999 to assemble, test and deliver control consoles for the Canadian Navy’s Victoria Class submarines. Since NTI successfully completed the project to the satisfaction of both Lockheed Martin and the Navy, Lockheed Martin has awarded follow-on contracts to NTI. In 2003, Lockheed Martin and NTI signed a Manufacturing License Agreement approved by the US State Department. The Agreement allows for NTI to manufacture command and control consoles for Lockheed Martin on projects they have anywhere in the world. As well, NTI is permitted to offer Lockheed Martin’s console technology directly to the Canadian Armed Forces. The current control console contract was awarded pursuant to the manufacturing license agreement.

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

Marketing – CM
With respect to other Lockheed Martin divisions and with other prime contractors, we expect to use our success on the submarine console contract to showcase our expertise. The benefits of our marketing efforts are contacts made through networking in the industry and attendance at trade shows, conferences and special missions sponsored by the department of defense. In 2005, we continued to attend defense and aerospace exhibitions in Canada and the United States and we participated in several missions to meet prime contractors involved in the Joint Strike Fighter Program in the United States.

Technology Protection – CM
NTI currently owns no proprietary technology requiring protection with respect to its CM activities.

Raw Material Sources and Availability – CM
Materials and parts are available on an as needed basis from a variety of sources in the United States and Canada.

Dependence on One or a Few Major Customers – CM
NTI currently depends to a great extent on Lockheed Martin for its contracts. Lockheed Martin is comprised of many semi-autonomous divisions, which have many customers. We are dealing with four divisions, similar to dealing with four independent companies, regarding contract opportunities. We are attempting to reduce our dependency on these Lockheed Martin divisions by contacting other large prime contractors about CM opportunities with them. We expect this activity will result in NTI developing new business in addition to business with Lockheed Martin in the future.

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
NTI has incurred no expenditures in fiscal 2005 on CM research and development activities.

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

As a result of its capabilities and expertise, NNL has developed a unique approach to securing and executing large defense contracts. NNL will bring together a number of Small Medium Size Enterprises (SME) affiliate companies thereby being able to present a capability to prime defense contractors. A major potential project in this area is the $2Billion Canadian Maritime Helicopter Project. Because NNL offers ‘one stop shopping’ for approximately 25 companies with a wide range of relevant expertise, it is anticipated that some contract work for various Canadian government procurements will flow to NNL. Verbal commitments have been made to NNL by contractors bidding programs in Canada to include NNL under the Industrial Regional Development Plan (IRB). To date, no contracts have been signed or awarded to the Company.

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

In 2003, NNL as prime contractor, submitted a bid with TYCO International to provide multi mode and single mode fiber optic assemblies for the JSF. Prototype test assemblies were provided to the customer and extensive testing was carried out on them as well as on the assemblies of competing companies. As a result of the testing, the NNL cables are one of several cables selected for potential use in the program. The supply of assemblies is expected to continue for the lifetime of the JSF program with the first contract award now anticipated for 2007.

To date, Northstar has not yet been awarded any contracts related to the JSF contract.

EMPLOYEES As of December 31, 2005 the Company had a total of 22 full time employees.

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
The Company has filed with the SEC an SB-1 registration statement April 20, 2000, an S-8 registration November 2000 and quarterly reports (form 10QSB) for June and September 2000 and for March, June and September 2001, 2002, 2003, 2004 and 2005 and annual reports (form 10KSB) for December 31, 2000, 2001, 2002, 2003 and 2004.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
No change since previous filing

Item 6. Management’s Discussion and Analysis or Plan of Operation
The following discussion, comparison and analysis should be read in conjunction with the Company’s accompanying audited consolidated financial statements for the years ended December 31, 2005 and 2004 and the notes related thereto. The discussion of results, causes and trends should not be construed to infer conclusions that such results, causes or trends necessarily will continue in the future.

DISCUSSION

The following table sets forth for the years indicated items included in the Company’s consolidated statement of operations:

	2005	2004	2003	2002	2001
Total revenue	$1,629,594	$1,461,528	$1,641,960	$976,234	$1,176,527
Cost of goods sold	583,870	245,305	230,213	253,377	472,227
Discounts	94,066	129,111	198,950	148,425	171,830
	677,936	374,416	429,163	401,802	644,057
Gross margin	951,658	1,087,112	1,212,797	574,432	532,470
Expenses	1,936,426	1,918,653	1,905,942	1,366,567	974,394
Net (loss)	$(984,768)	$(831,541)	$(693,145)	$(792,135)	$(441,924)
Net income (loss) per share	$(0.06)	$(0.05)	$(0.05)	$(0.08)	$(0.06)

As a result of its design engineering program expenditures, which directly impact the Company’s losses, Northstar Electronics, Inc. is building an infrastructure to position itself for significant growth. In each of its core areas of business, the Company has proven itself with an ability to deliver high quality projects on time and within budget.

The Company’s total revenues for 2005 were $1,629,594 ($1,461,528 for 2004 and $1,641,960 for 2003) and we incurred a net loss of $(984,768) [$(831,541) for 2004 and $(693,145) for 2003]. Total revenue includes sales of $957,874 and $671,720 in recovery of research and development costs (2004: $828,260 and $633,268 respectively). Although the Company’s 2005 performance did not meet management’s expectations, management remains confident that the steps taken in 2005 and over the past several years can provide the basis for substantially increased revenues and profitability over the ensuing years.

Sonar Products and Technologies
The loss is attributable in part to the Company’s expenditures on development projects to design and develop sonar products, sonar systems and leading edge sonar technologies. The development program has taken on two complementary directions, one aimed at defense and Homeland Security, the other aimed at civilian markets in offshore petroleum, environment and commercial fishing industries.

In 2002, 2003, 2004 and 2005 we carried out work on an underwater sonar system designed to protect ports, offshore oil platforms and ships from underwater threats, including combat divers. We designed and built the sonar and mechanical hardware components of a prototype underwater intruder detection system for a major defense contractor, which markets the system. In 2003 we received a follow-on order for additional intruder detection systems and we expect substantial production orders after testing is completed by the military. We believe that Homeland Security will form the largest part of our business over the next five years.

Our second development program is called AQUACOMM for which we received financial support from the federal government of Canada. The commercialization of products from this program has begun and includes a digital signal processing sonar receiver and associated software algorithms. The receiver supports the display of net symmetry information from the NETMIND trawl monitoring application and allows the fishing boat to optimize net towing dynamics, thereby increasing fishing efficiency.

In conjunction with the digital sonar receiver the Company has developed sensor control hardware including direct digital synthesis of sonar frequencies to support multi function sensors while lowering manufacturing costs and supporting a move of the NETMIND products into new markets not currently exploited by any similar technologies.

Results of the AQUACOMM work has positioned the Company to extend its NETMIND role on board vessels beyond its current Subsea monitoring function and allows the addition of features and capabilities to the system that would extend the NETMIND use to a vessel management role. This would include applying AQUACOMM sensing and systems design to network with and access data from other on board subsystems for analysis and display, taking advantage of the existing NETMIND bridge mounted system and adding new functionality.

NETMIND

Sales projections for NTI’s fiscal year ending December 31, 2005 totaled $1,050,000. Northstar fell far short of these projections and only realized total sales for the year of $560,000. The reasons for this shortfall are varied.

The 2005 commercial fishing season, a key sector in Newfoundland, began in turmoil. As a result of the provincial government’s plan to temporarily implement a Raw Materials Sharing program for the crab fishery, fishers decided to protest the plan and tie up their boats. This protest dragged on well beyond anyone’s expectations and, when the fishermen finally did put to sea, it was obvious that revenues for those involved in the fishery in Newfoundland would be substantially reduced for 2005. This naturally had a ripple effect in that less money in the fishermen’s pockets meant reduced spending capabilities.

Another key factor for low sales performance was the delay in completing some of the new technologies that were being demanded by many of our European customers. In Spain and Ireland, for instance, customers have been waiting for the completion of our Symmetry sensors and Digital Receiver and, in fact, sales have been held up as a result. We had hoped that the release of these new technologies would have occurred earlier in the year and, therefore, would have boosted sales. As a subsequent event to the year end, the Symmetry system has been successfully commercialized in the Spanish market and immediate results have been seen in the form of 3 new NetMind orders from Spain in the first quarter of 2006.

Our projections for 2005 were set, as well, in anticipation of being awarded a $400 000 Business Development program by a federal agency to assist us in developing new markets, particularly in Europe and the United States. We had initially expected this program to begin mid-winter or early spring. In fact, the award was not made until late summer of 2005, thereby negating expected revenues from opening new markets.

The devastating effects of Hurricane Katrina also negatively impacted our sales performance throughout the United States in 2005. The commercial fishing fleet in the southern and southwest Gulf of Mexico was devastated and seriously affected our plans to generate sales in that region. It is also clear that vessel owners in other regions throughout the United States were impacted by the devastation and, therefore, reluctant to spend money.

NTI has decided to target new markets for its NetMind products and to implement plans for expanding its product base to include other marine-related products. We feel that 2006 will be a much better year for the company due to the in-depth research we recently conducted. We have discovered new, untapped markets in Europe, particularly in France, and the release of our new technologies will serve to enhance sales performance in existing markets.

Swimmer Detection System (SDS) and Compact Intruder Detection System (CIDS)

The Company is a subcontractor on Lockheed Martin’s anti terrorism Swimmer Detection System (SDS). The SDS is a new technology that should provide anti terrorism protection to moored ships and harbor side assets. The SDS is a wide band high frequency sonar system designed specifically to detect and classify underwater terrorist threats. The SDS provides moored vessels and harbor side assets with 360 degree omni directional coverage and has been proven to reliably detect, classify and track underwater intruders at the longest possible ranges in the most demanding environments. Lockheed Martin’s SDS is currently under evaluation for protection of surface ships. Additionally, Lockheed Martin is marketing these units around the world for protection of naval fleets and harbors. Northstar has designed and manufactured the hardware for SDS units for trials that commenced in 2005 with two of these units having been purchased. The final trials are slated to start in July of 2006. Lockheed Martin, with contract pricing from Northstar, has also responded to Requests For Quotes (RFQ) for these units from European and Middle East countries and is hopeful of sales in this area in 2006.

The Company, in collaboration with Lockheed Martin Canada, is also involved in the design of a new Compact Intruder Detection System (CIDS). The wide band projector portion of this sonar has been designed by Northstar. Testing to date has shown that we have developed a sonar product we believe is more advanced than others currently on the market. Northstar and Lockheed Martin are considering utilizing its design in several other commercial and military sonar products.

The Company expects that homeland security and anti terrorism will become a major part of our business with the production of sonar hardware for the SDS and other systems.

Contract Manufacturing

Northstar remained active pursuing contract manufacturing opportunities during 2005. As mentioned, during the third quarter of 2005 we were awarded a US$1.2M Command and Control Console Contract by Lockheed Martin Naval Electronics and Surveillance Systems, Manassas, Virginia to perform a technology update and test command and control consoles for the Canadian Navy’s Victoria class submarines as well as the refurbishment of the Victoria class submarine’s command display. This contract is covered under the Manufacturing License Agreement we signed with Lockheed Martin in 2003. We are expecting to realize the majority of the revenue from this project by June of 2006

In 2005 the Company’s subsidiary, Northstar Network Ltd. (NNL), signed an agreement with Cathexis Innovations Inc. to manufacture Cathexis’s proprietary Radio Frequency Identification (RFID) reader, ID Blue. This device is a pen-sized scanner that reads and writes information stored on RFID tags and wirelessly transfers it to a desktop computer, laptop, PDA or Pocket PC via Bluetooth. This contract, while still at the low volume stage, has been a continuous source of revenue for NNL during 2005. With an anticipated growth in the use of RFID technology, Cathexis is optimistic for increased sales and corresponding volumes of IDBlue Pens in 2006.

Northstar Network also recently submitted quotes on the following Canadian and US Programs:

Canadian P3 (CP140) – Metal fabrication and integration for the outer wing box
Commercial Aircraft - Circuit Card assemblies for airplane cockpit displays
Commercial Aircraft – Receptacle shells
Advanced Lightweight Anti-Armor Weapons Systems (ALAWS) – Circuit cards & metal fabrication work
Joint Strike Fighter – Solenoid Assembly

These contracts are expected to be awarded during 2006.

We are attempting to expand our electronic contract manufacturing business with our current customers, as well as with customers in the offshore oil and gas, transportation and communication industriesSystems Integration

During 2002 and 2003 we carried out the development of the sonar hardware and mechanical housing for the swimmer detection system (SDS), as mentioned above. We conducted the project as a system integration in that Northstar Network was the project manager and contracted other companies to perform sub-tasks. Northstar then brought all the sub-tasks together to make and test the final system. We foresee carrying out future system integration projects on the contract work we expect on the JSF and other defense related projects. During 2004 and 2005 we continued systems integration work on the SDS to prepare for production orders. The Company continues to pursue further contract systems integration business and continues anticipating contracts in 2006.
Results of Operations

Gross margins declined to 58% for 2005 compared with 73% for 2004, 74% for 2003, 59% in 2002 and 44% in 2001. The percentage decrease from 2004 and 2003 was created by an increase in the lower margined contract sales volume included in revenue during 2005. A significant cause of any fluctuation in the gross margin percentages would be due to changes in the revenue mix where the Company is now generating revenue with significantly more direct costs attached.

As mentioned previously, in 2002 the Company successfully funded its AQUACOMM product development program. In 2005 the Company spent $816,622 on design engineering and prototype development related to the development of underwater sonar technology ($707,697 in 2004, $848,277 in 2003 and $609,299 in 2002). The Company received contract revenues of $492,810 in 2005 (2004 - $122,489, 2003 - $325,000 and 2002 -$179,269) and government incentive research and development recoveries of $671,720 (2004 - $547,338, 2003 - $626,496 and 2002 -$218,597) during the current year to offset certain of these costs. The direct result of extensive spending on design engineering and prototype development during the current year has been a loss of $(984,768) for 2005 compared to losses of $(831,541) for 2004 $(693,145) for 2003 $(792,135) in 2002 and $(441,924) in 2001.

The Company expects that design and manufacture of homeland security and anti-terrorism systems will be a major component of its business over the next five years. The Company is expecting to receive production contracts from a major US defense contractor for the sonar hardware portions of detection systems.

Liquidity and Capital Resources

The Company used cash in operations of $(311,237) in 2005 compared to cash used by operations of $(634,218) in 2004, $(368,708) in 2003, $(589,419) during 2002 and cash used by operations of $(138,931) during 2001. In 2005, the Company was successful in raising equity financing of $87,191 compared to no equity funding during 2004. The net cash was used to fund operations.

The Company’s working capital and capital requirements will depend on many factors, including the ability of the Company to increase sales from marketing of the NETMIND system in order to generate sufficient funds to cover the current level of operating expenses. The Company further intends to create working capital from the business to be generated pursuant to the Manufacturing License Agreement with Lockheed Martin. During the most recent fiscal year the Company increased its long-term debt by $107,540 (2004 - $78,845). The Company is negotiating to secure an equity financing in the short term and is in discussions with several financing firms. The Company also expects to increase revenues in 2006 from sales of its NETMIND system and related products. Subsequent to December 31, 2005 the Company introduced its net symmetry system, the first commercial product resulting from the Aquacomm program. As well, the Company has tendered proposals and price quotations on several submarine control console manufacturing contracts, a naval anti terrorist system manufacturing contract, an anti bio terrorism sensor manufacturing contract and four other manufacturing contracts, all of which are anticipated to be awarded in 2006. The availability of sufficient future funds will depend to an extent on product sales and the obtaining of manufacturing contracts on a timely basis. Accordingly, the Company may be required to issue securities to finance any working capital requirements. There can be no assurance whether or not such future financings will be available or on satisfactory terms.

Working capital and Operations

The Aquacomm research and development program is in the final stages and the Company’s focus is now on converting the results of the program into commercial products and therefore reducing non recoverable research and development expenses for 2006. Subsequent to December 31, 2005 the Company implemented measures to reduce annual costs by approximately $450,000 for 2006, including the reduced research and development.
The Company has the remainder of the submarine command and control console contract with Lockheed Martin to complete in 2006. At December 31, 2005 the Company accounted for 57% completion of this contract and has recorded approximately $515,000 in accounts receivable, $300,000 work in progress and $230,000 in deferred revenue, accounting for the increase in accounts receivable and inventory over 2004. The Company financed its accounts receivable of $819,419 and inventory of $440,707 by a corresponding increase in accounts payable to $1,372,745, all balances at December 31, 2005. Deferred revenues consist of recovery of expenses claimed in advance, research tax credits, and contract revenue invoiced in advance.

For 2006, we have provided price quotations to Lockheed Martin for two console contracts, we have bid on a potentially long term contract to manufacture bio chemical sensors for a major company and we have bid on a defense contract to provide parts for the retrofitting of Canadian military airplanes, all expected to be awarded in 2006.

Over the next twelve months the Company will require approximately $300,000 to cover the costs associated with anticipated upcoming contracts and an additional approximately $200,000 for working capital. The Company is attempting to secure financing for working capital of $500,000 by way of private placement and is in discussions with several interested parties thereto.

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

Item 7. Financial Statements
NORTHSTAR ELECTRONICS, INC.
Index to Consolidated Financial Statements December 31, 2005 and 2004 (U.S. Dollars)

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets Consolidated Statements of Operations
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF NORTHSTAR ELECTRONICS, INC.

We have audited the accompanying consolidated balance sheets of Northstar Electronics, Inc. as at December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity(deficit) and cash flows for each of the years in the three year period ended December 31, 2005. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northstar Electronics, Inc., as at December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2005 in accordance with accounting principles generally accepted in the United States of America.

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

\s\ Pannell Kerr Forster
Chartered Accountants
(registered with the PCAOB as “Smythe Ratcliffe”)
Vancouver, B.C., Canada
March 16, 2006

NORTHSTAR ELECTRONICS, INC.
Consolidated Balance Sheets
December 31
(U.S. Dollars)
	2005	2004

Assets

Current
Cash	$46,905	$57,641
Accounts receivable (note 5)	819,419	251,635
Inventory	440,707	156,086
Prepaid expenses	24,864	15,605
Total Current Assets	1,331,895	480,967

Intangible asset (note 6)

	37,285	37,285
Equipment (note 6)	78,193	106,144

Total Assets	$1,447,373	$624,396

Liabilities

Current
Accounts payable and accrued liabilities	$1,372,745	$409,007
Loans payable (note 7)	50,000	50,000
Deferred revenue (note 2a and 2g)	461,544	127,616
Current portion of long-term debt (note 9)	148,988	100,937
Total Current Liabilities	2,033,277	815,176

Long term debt (note 9)	447,855	454,711

Discount on long term debt (note 9)

	259,107	166,655
Due to Cabot Management Limited (note 8)	89,873	88,866
Due to Director (note 8)	120,055	1,036
Total Liabilities	2,950,167	1,398,828

Contingencies and Commitment (notes 10 and 11)

Stockholders’ Equity (Deficit)

Common Stock
Authorized
100,000,000 Common shares with a par value of $0.0001 each
20,000,000 Preferred shares with a par value of $0.0001 each
Issued and outstanding
17,060,715 (15,913,805 – 2004) Common shares	1,706	1,591
Additional Paid-in Capital	3,829,439	3,531,360
Other Comprehensive Income (loss)	(178,992)	(137,204)
Accumulated Deficit	(5,154,947)	(4,170,179)
Total Stockholders’ Equity (Deficit)	(1,502,794)	(774,432)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,447,373	$624,396

NORTHSTAR ELECTRONICS, INC.
Consolidated Statements of Operations
Years Ended December 31
(U.S. Dollars)
	2005	2004	2003

Revenues (notes 2 and 4)	$1,629,594	$1,461,528	$1,641,960
Discounts	94,066	129,111	198,950

Revenues net of Discounts	1,535,528	1,332,417	1,443,010
Cost of Goods Sold	583,870	245,305	230,213

Gross Margin	951,658	1,087,112	1,212,797

Expenses
Research and development	890,510	781,151	848,277
Tax credits on research and development	(118,928)	(161,450)	(138,810)
Salaries, wages and benefits	238,552	442,831	358,970
Travel and marketing	192,068	238,728	163,143
Consulting	224,709	136,201	219,161
Rent	122,088	121,434	108,623
Professional fees	98,898	94,552	91,440
Office	93,006	86,561	45,387
Business development	55,076	68,281	82,221
Telephone, light and heat	47,086	50,217	48,820
Interest on long-term debt	47,816	14,052	18,574
Interest and bank charges	16,822	7,528	9,917
Miscellaneous	0	3,283	12,404
Amortization	28,723	35,284	37,815
	1,936,426	1,918,653	1,905,942
Net Loss	(984,768)	(831,541)	(693,145)
Other Comprehensive Income (Loss)	(41,788)	(54,831)	(107,586)
Total Comprehensive Loss	$(1,026,556)	$(886,372)	$(800,731)
Net Loss Per Share	$(0.06)	$(0.05)	$(0.05)

Weighted Average Number of Shares
Outstanding	16,371,329	15,774,802	14,446,986

NORTHSTAR ELECTRONICS, INC.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
Years Ended December 31
(U.S. Dollars)
			Additional	Other		Total
	Number of	Par	Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income(Loss)	Deficit	Equity (Deficit)

Balance, December 31, 2003	15,838,074	$1,584	$3,423,191	$ (82,373)	$(3,338,638)	$ 3,764
Issuance of common stock:
For services	244,394	24	97,120	0	0	97,144
On exercise of option	1,000,000	100	0	0	0	100
Cancellation of common stock:
Issued in error (note 12)	(1,000,000)	(100)	100	0	0	0
Other (note 12)	(168,663)	(17)	17	0	0	0
Stock option benefit – legal fees	0	0	10,932	0	0	10,932
Other comprehensive (loss)	0	0	0	(54,831)	0	(54,831)
Net loss	0	0	0	0	(831,541)	(831,541)

Balance, December 31, 2004	15,913,805	$1,591	$3,531,360	$(137,204)	$(4,170,179)	$(774,432)
Issuance of common stock:
For services	757,740	76	201,091	0	0	201,167
For cash	389,170	39	99,841	0	0	99,880
Finders fee:
In cash	0	0	(12,689)	0	0	(12,689)
In common stock	0	0	(7,781)	0	0	(7,781)
Stock option benefit [note 2(l)]	0	0	17,617	0	0	17,617
Other comprehensive (loss)	0	0	0	(41,788)	0	(41,788)
Net loss	0	0	0	0	(984,768)	(984,768)

Balance, December 31, 2005	17,060,715	$1,706	$3,829,439	$(178,992)	$(5,154,947)	$(1,502,794)

NORTHSTAR ELECTRONICS, INC.
Consolidated Statements of Cash Flows
Years Ended December 31
(U.S. Dollars)
	2005	2004	2003

Operating Activities
Net loss	$(984,768)	$(831,541)	$(693,145)
Adjustments to reconcile net loss to net cash
used in operating activities
Amortization	28,723	35,284	37,815
Stock based and uncompensated services	17,617	10,932	75,644
Services paid with common stock	193,386	97,144	72,276
Changes in operating assets and liabilities
Accounts receivable	(558,690)	(6,784)	162,195
Prepaid expenses	(8,783)	(3,792)	(5,543)
Inventory	(278,980)	17,882	15,039
Accounts payable and accrued liabilities	942,204	157,411	(165,703)
Deferred revenue	338,054	(110,754)	132,714

Cash Used in Operating Activities	(311,237)	(634,218)	(368,708)

Investing Activities
Acquisition of equipment	0	(13,531)	(45,810)
Proceeds on disposal of equipment	3,112	0	9,415

Cash Used in Investing Activities	3,112	(13,531)	(36,395)

Financing Activities
Issuance of common stock for cash	87,191	100	1,096,040
Loans payable (repayment)	(2,205)	(2,927)	(73,823)
Net proceeds from long-term financing	107,540	78,845	49
Advances from (repayment to) director	118,434	23,900	(132,030)

Cash Provided by Financing Activities	310,960	99,918	890,236

Effect of Foreign Currency Translation on Cash	(13,570)	(7,568)	10,217

Inflow (Outflow) of Cash	(10,735)	(555,399)	495,350
Cash, Beginning of Year	57,641	613,040	117,690

Cash, End of Year	$46,905	$57,641	$613,040

Supplemental Information
Interest paid	$47,289	$14,052	$18,574
See notes to consolidated financial statements

NORTHSTAR ELECTRONICS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2005 and 2004
(U.S. Dollars)

1. ORGANIZATION, BASIS OF PRESENTATION AND NATURE OF OPERATION

These financial statements include the accounts of Northstar Electronics, Inc. ("the Company") and its wholly owned subsidiaries Northstar Technical Inc. ("NTI") and Northstar Network Ltd. ("NNL"). All inter-company balances and transactions are eliminated. The parent company was incorporated May 11, 1998 in the State of Delaware and had no operations other than organizational activities prior to the January 26, 2000 acquisition of 100% of the shares of Northstar Technical Inc. for the issuance of 4,901,481 shares of treasury stock with the former shareholders of the subsidiary receiving a majority of the total shares then issued and outstanding. The transaction was accounted for as a reverse take over resulting in the consolidated financial statements including the results of operations of the acquired subsidiary prior to the merger. As a result of the reverse takeover described above the liabilities of the accounting acquiree in excess of its identifiable assets were treated as a recapitalization and charged to additional paid-in capital.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During 2005 the Company incurred a comprehensive loss of $1,026,556 and at December 31, 2005 had a working capital deficiency (an excess of current liabilities over current assets) of $701,382, including $148,988 of long term debt due within one year and including $461,544 in deferred revenue which will be included in revenue in 2006. Management has undertaken initiatives for the Company to continue as a going concern. For example, the Company is negotiating to secure an equity financing in the short term and is in discussions with several financing firms. The Company also expects to increase revenues in 2006 from contract manufacturing revenues and sales of its NETMIND system and related products. The Company has tendered proposals and price quotations on an aircraft carrier anti terrorism system manufacturing contract along with other anti terrorist and military contracts anticipated to be awarded in 2006. These initiatives are in recognition that for the Company to continue as a going concern it must generate sufficient cash flow to cover its obligations and expenses. In addition, management believes these initiatives can provide the Company with a solid base for profitable operations, positive cash flows and reasonable growth. Management is unable to predict the results of its initiatives at this time. Should management be unsuccessful in its initiative to finance its operations the Company’s ability to continue as a going concern is uncertain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue its operations as a going concern.

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

Revenue or loss from fixed price research and development contracts is recognized using the percentage of completion method whereby revenue or loss is recognized at the same percentage that contract costs to date is of total costs at contract completion.

Total revenue includes sales of $957,874 and $671,720 in recovery of research and development costs (2004: $828,260 and $633,268 respectively and 2003: $1,154,274 and $487,686 respectively). Recovery of research and development costs is recognized on a periodic basis as cost recovery is applied for.

(b) Inventory
Inventories of materials are valued at the lower of average cost and net realizable value. Labor components of inventories are valued at cost which is less than the agreed contract price.

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

(e) Equipment
Equipment is recorded at cost less any government assistance received and is being amortized over their estimated useful lives or term of lease, whichever is shorter, using the following rates:
Computer equipment 30% Declining balance
Computer software 30% Declining balance
Furniture and equipment 20% Declining balance
Manufacturing equipment 20% Declining balance
Leasehold improvements 20% Straight-line

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

(g) Government assistance
The Company’s subsidiaries have been awarded assistance under certain Government of Canada assistance programs. Amounts received or receivable under these programs are recorded as revenue at the time the amounts are approved for payment by the government agency. Advances for expenses which the company has yet to incur are recorded as deferred revenue.

(h) Foreign currency translation
The Company's operations and activities are conducted principally in Canada; hence the Canadian dollar is the functional currency.

Amounts incurred in U.S. dollars are translated into the functional currency as follows:

(i)	Monetary assets and liabilities at the rate of exchange in effect as at the balance sheet date;
(ii)	Non-monetary assets and liabilities at the exchange rates prevailing at the time of the acquisition of the assets or assumption of the liabilities; and
(iii)	Revenues and expenditures at rates approximating the average rate of exchange for the year.

For reporting purposes, assets and liabilities of non - U.S. subsidiaries that operate in a local currency environment are translated to U.S. dollars at year end exchange rates. Profit and loss accounts are translated at the average rates for the year. Translation adjustments are recorded as other Comprehensive income or (loss) not affecting deficit within stockholders’ equity.

(i) Other comprehensive income (loss)
The Company has other comprehensive income (loss) arising from foreign currency translation of the subsidiary companies financial statements to US funds. Accordingly, other comprehensive income (loss) is shown as a separate component of stockholders' equity (deficit).

(j) Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to inventory valuation and revenue recognition, the determination of the impairment of assets and the estimation of useful lives for amortization. Financial results as determined by actual events could differ from those estimates.

(k) Net loss per share
Net loss per share calculations are based on the weighted average number of common shares outstanding during the year. Diluted loss per share is not shown as it is anti-dilutive

(l) Stock-Based Compensation
The Company applies the intrinsic value method of accounting as prescribed by APB Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations, in accounting for options granted to employees. As such, compensation expense is recorded on the date of the grant when the market price of the underlying stock exceeds the exercise price. SFAS 123 “Accounting for Stock-based Compensation” establishes accounting and disclosure requirements when using the fair value based method of accounting for stock-based compensation plans.

As allowed by SFAS 123, the Company elected to continue to apply the intrinsic value-based method of accounting described above and has adopted the disclosure requirements of SFAS 123.

Had compensation expense been determined as provided in SFAS 123 using the Black-Scholes option-pricing model, the pro-forma effect on the Company's net loss and per share amounts would have been as follows:

	2005	2004	2003
Net loss, as reported	$(984,768)	$(831,541)	$(693,145)
Deduct: stock-based employee compensation expense
expense under intrinsic value method	0	0	0
Add: total stock-based compensation expense
determined under fair value based method mmethod	(40,932)	(38,552)	(54,560)

Net loss, pro-forma	$(1,025,700)	$(870,093)	$(747,705)

Net loss per share, as reported	$(0.06)	$(0.05)	$(0.05)
Deduct: stock-based employee compensation expense
expense under intrinsic value method	0	0	0

Add: total stock-based compensation expense
determined under fair value based method	(0.00)	(0.01)	(0.01)

Net loss per share, pro-forma	$(0.06)	$ (0.06)	$ (0.06)

The fair value of each option grant is calculated using the following weighted average assumptions:
Expected life (years) 5	5.79
Risk free interest rate 2.75%	3.99%
Expected volatility 93.93%	84.96%
Expected dividend yield	0.00%
The Company granted stock options to consultants and accounted for the options using the Black-Scholes option pricing model resulting in consulting expense of $10,752 recorded by the Company in 2005 (nil in 2004 and $58,610 in 2003). In addition, during 2005 $6,865 (2004 - $10,932; 2003 - $17,034) relating to stock options granted in a prior year for legal services is being expensed as professional fees over the life of the vesting period.

(m) Recent accounting pronouncements

i. In December 2004, FASB issued a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This revised pronouncement requires that all stock options and warrants be accounted for using the Fair Value Method. This pronouncement will impact on the Company, as the Company currently accounts for all options and warrants using the Intrinsic Value Method.

ii. FIN 46(R), Consolidation of Variable Interest Entities, applies at different dates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of Interpretation 46(R). Application of Interpretation 46 or Interpretation 46(R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to entities other than special-purpose entities and by non-public entities is required at various dates in 2004 and 2005. There is no impact on the Company’s financial statements.

iii. In December 2004, the FASB issued SFAS Statement No. 153, “Exchanges of Non monetary Assets.” The statement is an amendment of APB Opinion No. 29 to eliminate the exception for non monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non monetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

iv. In March 2005, FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligation,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a Conditional Asset Retirement Obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Management does not believe the adoption of FIN 47 will have a material affect on the Company’s financial position, results of operations or cash flows.

v. In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which replaced Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The impact on the Company’s operations will depend on future accounting pronouncements or changes in accounting principles.

3. FINANCIAL INSTRUMENTS

i. Fair values
The carrying value of cash, accounts receivable, accounts payable and accrued liabilities and loans payable approximate their fair value because of the short maturity of these financial instruments. The fair value of long term debt net of discount for interest free loans, the significant portion of long term debt being interest free or with fixed interest rates, all approximate their fair values.

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

iv Currency risk
The Company translates the results of foreign operations into US currency using rates approximating the average exchange rate for the year. The exchange rate may vary from time to time.

4. ECONOMIC DEPENDENCE

During 2005 one source accounted for 38% of the Company's revenue (45% 2004 and 35% 2003). During the year one other contract accounted for 32% of the Company’s sales revenue. The Company is completing a contract with this customer and has no further contracts in place at this time although additional orders are anticipated from this customer.

5. ACCOUNTS RECEIVABLE

	2005	2004

Trade receivables	$713,581	$126,038
Investment tax credits receivable	105,838	125,597

	$819,419	$251,635

6. EQUIPMENT

		Accumulated
	2005	Amortization	Net
Computer equipment	$56,314	$44,561	$11,753
Computer software	75,474	62,592	12,882
Furniture and equipment	52,257	34,709	17,548
Manufacturing equipment	69,961	36,949	33,012
Leasehold improvements	10,851	7,853	2,998
	$264,857	$186,664	$78,193
		Accumulated
	2004	Amortization	Net
Computer equipment	$52,186	$21,173	$31,013
Computer software	64,328	45,633	18,695
Furniture and equipment	49,439	29,376	20,063
Manufacturing equipment	73,940	39,812	34,128
Leasehold improvements	7,729	5,484	2,245
	$247,622	$141,478	$106,144
Intangible Asset
The Company acquired the design rights and tooling for a significant component of its Netmind system at a cost of $37,285. The asset has an indefinite life and is tested for impairment annually.

NORTHSTAR ELECTRONICS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2005 and 2004
(U.S. Dollars)

7. LOANS PAYABLE

	2005	2004
10% unsecured term loan with monthly interest payments only, due July 3, 2006.	$50,000	$50,000
	$50,000	$50,000

8. RELATED PARTY TRANSACTIONS

  The amount due to Cabot Management Limited, an associated private company related by a common shareholder and director, bears no interest, has no set terms of repayment and is subordinated to amounts due to ACOA.

  The amount due to a director bears no interest, has no set terms of repayment and is subordinated to amounts due to ACOA.

  During the year the Company was charged $51,600 (Cdn$60,000 – 2004:Cdn $60,000) for technical consulting by a company controlled by a director. The 2005 fee is included in accounts payable at December 31,2005 and is to be settled by the issuance of shares of common stock by May 31,2006.

9. LONG-TERM DEBT

	2005	2004
Atlantic Canada Opportunities Agency ("ACOA")
Interest free loan with monthly principal repayments of $3,256 Cdn ($16,251 Cdn: 2004 - $55,323Cdn)	$13,976	$45,918
12% loan with monthly principal repayments of $1,786 Cdn plus interest ($10,710 Cdn: 2004 $32,142 Cdn)	9,211	26,678
Interest free loan repayable in 72 monthly consecutive instalments of $3,119 Cdn ($56,119 Cdn: 2004 - $93,547 Cdn)	48,262	77,644
Interest free unsecured loan repayable in monthly payments of Cdn $5,938 commencing April, 2005 ($493,350 Cdn: 2004 - $498,750 Cdn)	424,281	413,963
Interest free loan payable $867Cdn monthly ($26,624 Cdn: 2004 - $37,028 Cdn)	22,.897	30,733
Interest free unsecured loan to a maximum of $275,000 Cdn repayable in monthly payments of Cdn $4,583 commencing July, 2006 ($177,001 Cdn: 2004 - $133,687 Cdn)	152,221	110,960
Interest free unsecured loan to a maximum of $102,691 Cdn repayable in monthly payments of Cdn $1,712 commencing July, 2006 ($14,502 Cdn: 2004 - $19,768 Cdn)	12,472	16,407
Interest free unsecured loan repayable in monthly payments of Cdn $2,875 commencing August, 2007 ($172,500 Cdn: 2004 - $nil Cdn)	148,350	0
Interest free unsecured loan repayable in annually at 5% of gross annual export sales for the preceding fiscal year commencing August, 2008 ($28,234 Cdn: 2004 - $nil Cdn)	24,280	0
	855,950	722,303
Less: Current portion	(148,988)	(100,937)
	706,962	621,366
Discount on interest free loans payable	(259,107)	(166,655)
	$447,855	$454,711
Principal repayment terms are approximately as follows:
2006	$148,988
2007	$158,957
2008	$152,604
2009	$101,539
2010	$ 90,950
Thereafter	$202,912
$855,950

10. CONTINGENT LIABILITIES

  The Company is a defendant in a lawsuit commenced against them in 1999 by their former master distributor. The former distributor has alleged that the Company has interfered with the ability of the former distributor to sell products. The Company has filed a counter claim for monies owing by the former distributor to the Company.

  The Company is contingently liable to repay $1,795,101 in assistance received under the Atlantic Innovation Fund. The assistance is repayable annually at the rate of 5% of gross revenues from sales of products resulting from the Aquacomm research and development project. Gross revenues are to be calculated for the fiscal year immediately preceding the due date of the respective payment. Repayment is to continue until the assistance is repaid in full. To date, nil revenues from the program have been earned and nil royalties have been paid.

11. COMMITMENT

The Company is committed to minimum rental payments for property and premises aggregating $114,220 over the terms of leases expiring from 2006 to 2008. Commitments over the next three years are approximately as follows:
2006 $71,620
2007 $21,300
2008 $21,300

12. STOCK OPTIONS

The following table summarizes the Company's stock option activity for the years ended December 31, 2005 and 2004:
			Weighted
	Number	Exercise Price	Average
	of Shares	Per Share	Exercise Price
Balance, December 31, 2003	3,136,500	$0.50 to $1.00	$0.57
Granted during year	1,195,000	$0.50	$0.50
Cancelled or expired	(1,375,000)	$0.50 to $1.00	$0.62
Exercised	0
Balance, December 31, 2004	2,956,500	$0.75 to $0.50	$0.51
Granted during year	137,500	$0.50	$0.50
Cancelled or expired	(225,000)	$0.50	$0.50
Exercised	0
Balance, December 31, 2005	2,869,000	$0.75 to $0.50	$0.52

As at December 31, 2005 and 2004 the outstanding stock options granted to directors, employees and others are as follows:
	Exercise	Number of Shares
Expiry Date	Price	2005	2004
December 31, 2005	$0.50	0	120,000
January 26, 2006	$0.50	50,000	75,000
September 17, 2006	$0.50	50,000	50,000
June 25, 2007	$0.50	125,000	125,000
June 25, 2007	$0.75	175,000	175,000
July 5, 2007	$0.50	735,000	815,000
April 30, 2008	$0.50	150,000	150,000
July 8, 2008	$0.50	22,500	22,500
February 12, 2009	$0.50	640,000	640,000
October 12, 2009	$0.50	25,000	25,000
March 1, 2010	$0.50	50,000	0
December 15, 2010	$0.50	244,000	244,000
April 24, 2011	$0.50	25,000	25,000
December 4, 2011	$0.50	10,000	10,000
November 17, 2012	$0.50	25,000	25,000
December 19, 2012	$0.50	405,000	405,000
May 1, 2013	$0.50	25,000	25,000
April 7, 2014	$0.50	25,000	25,000
March 1, 2015	$0.50	87,500	0
Total outstanding and exercisable		2,869,000	2,956,500
Weighted average outstanding life of options: 3.32 years 4.04 years

Warrants
Balance, December 31, 2004	1,428,570 @ $0.50 expiring August 2010
Issued	389,170 @ $0.50 expiring *
389,170 @ $0.75 expiring **
100,000 @ $0.50 expiring May 2009
100,000 @ $0.75 expiring May 2009
100,000 @ $1.00 expiring May 2009
100,000 @ $1.25 expiring May 2009
Balance, December 31, 2005	2,606,910

The weighted average exercise price is $0.59

* expire six months after closing bid price for the common shares of the Company has been over $0.65 per share for five consecutive trading days
** expire six months after closing bid price for the common shares of the Company has been over $1.00 per share for five consecutive trading days

NORTHSTAR ELECTRONICS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2005 and 2004
(U.S. Dollars)

13. INCOME TAXES

The Company’s subsidiaries have operating losses which may be carried forward to apply against future year's Canadian taxable income. The tax effect has not been recorded in these consolidated financial statements. These losses expire as follows:

2006	$211,391
Thereafter	2,120,924

$2,332,315

Components of future income tax assets are:
	2005		2004
Non-capital losses carry forwards	$2,332,315	$2,243	2,243,588
Approximate tax rate	40%		40%
	932,926		897,433
Less: Valuation allowance	(932,926)		(897,433)
	$0		$0

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act
Name of Director	Age	Office
Wilson Russell, PhD	60	President and Principal Financial Officer
Robert Blair, PhD	74	Director
David Buttle, PhD	57	Director

Item 10. Executive compensation
During the year the Company paid $131,580 (2004 - $117,030, 2003 - $53,550) to Wilson Russell, the Company’s president, for his services.

Item 11. Security Ownership of Certain Beneficial Owners and Management
Class	Name and Address	Number of Shares	Percentage of Shares*
Common	Wilson Russell 4742 Collingwood Street Vancouver, B.C. Canada V6S 2B4	3,316,191	19.44%
Common	David Buttle The Well House, Burkham Wokington, Berkshire United Kingdom RG114P5	44,399	0.26%

Common All officers and directors as a group 3,360,590 19.70%
*Based on 17,060,715 shares of common stock issued and outstanding December 31, 2005

Item 12. Certain Relationships and Related Transactions
No change since previous filing

Item 13. Exhibits and Reports on Form 8-K
No change in exhibits since previous filing
No Form 8K was filed during the fourth quarter of 2005

Item 14. Principal Accountants Fees and Services
During 2005 the Company’s auditors received approximately $5,000 in remuneration for audit and related (quarterly review) services. At December 31, 2005, the Company accrued an additional $32,379 in fees payable to those same auditors towards the 2005 audit fees. No other services were provided to the Company by its auditors.

During 2004 the Company’s auditors received approximately $63,620 in remuneration for audit and related (quarterly review) services. At December 31, 2004, the Company accrued an additional $35,310 in fees payable to those same auditors towards the 2004 audit fees. No other services were provided to the Company by its auditors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(Registrant)	Northstar Electronics, Inc.
By (Signature and Title)	/S/ WILSON RUSSELL
Date April 17, 2006	Wilson Russell, PhD, President, Principal Financial Officer

By (Signature and Title)	/S/ ROBERT BLAIR
Date April 17, 2006	Robert Blair, PhD, Director

By (Signature and Title)	/S/ DAVID BUTTLE
Date April 17, 2006	David Buttle, PhD, Director

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 W.S.C. SECTION 1350 as adopted and PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, the undersigned Chief Executive Officer and Chief Financial Officer, or persons fulfilling similar functions, each certify:
  That the financial information included in this Annual Report fairly presents in all material respects the financial condition and results of operations of the Company as of December 31, 2005 and for the periods presented in the report; and
  That the Annual Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities exchange Act of 1934

Date: April 17, 2006 By: /s/ Wilson Russell
Title: President and Principal Financial Officer

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
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors or persons performing the equivalent functions:
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b)any fraud, whether or not material, that involves management or other employees who have a role in the registrant's internal controls.
6. I have indicated in this annual report whether there were changes in internal controls or in other factors that could affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to deficiencies and material weaknesses.

Date: April 17, 2006	/s/ Wilson Russell________________
Wilson Russell, President and Principal Financial Officer