Form 10QSB
period 2006-03-31
NORTHSTAR ELECTRONICS INC
filed 2006-05-16
CIK 1082027

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2006

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
Common shares as of April 26, 2006: 17,360,374

Transitional Small Business Disclosure Format (check one):
Yes [] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
NORTHSTAR ELECTRONICS, INC. Consolidated Financial Statements
Three Months Ended March 31, 2006 - U.S. Dollars
Unaudited - Prepared by management

Consolidated Balance Sheets at March 31, 2006 and at December 31, 2005

Consolidated Statements of Operations for the Three Months Ended March 31, 2006 and 2005

Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended
March 31, 2006

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005

Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8K

SIGNATURES.

NORTHSTAR ELECTRONICS, INC.
Consolidated Balance Sheets
U.S. Dollars
	March 31	December 31
	2006	2005
ASSETS	unaudited	audited
Current
Cash	$ 32,971	$ 46,905
Receivables	232,766	819,419
Inventory and work in progress	477,048	440,707
Prepaid expenses	27,088	24,864
Total Current Assets	769,873	1,331,895
Intangible asset	29,025	37,285
Property and equipment	79,203	78,193
Total Assets	$878,101	$1,447,373

LIABILITIES
Current Accounts payable and accrued liabilities	$916,285	$1,372,745
Loans payable	50,000	50,000
Deferred revenue	346,296	461,544
Current portion of long term debt	152,266	148,988
Total Current Liabilities	1,464,847	2,033,277
Long term debt	785,082	706,962
Due to Cabot Management Limited	89,538	89,873
Due to Director	122,207	120,055
Total Liabilities	2,461,674	2,950,167

STOCKHOLDERS’ EQUITY
Common Stock
Authorized
100,000,000 shares of common stock with a par value of $0.0001 each 20,000,000 shares of preferred stock with a par value of $0.0001 each
Issued and outstanding
17,254,986 shares of common stock	1,725	1,706
(17,060,715 December 31, 2005)
Additional paid in capital	3,868,320	3,829,439
Other comprehensive income (loss)	(172,256)	(178,992)
Deficit	(5,281,362)	(5,154,947)
Total Stockholders’ Equity (Deficit)	(1,583,573)	(1,502,794)

Total Liabilities and Stockholders’ Equity	$878,101	$1,447,373
See notes to the consolidated financial statements

NORTHSTAR ELECTRONICS, INC.
Consolidated Statements of Operations
Three Months Ended March 31, 2006 and 2005
Unaudited
U.S.Dollars

	2006	2005
Revenue – note 4	$636,943	$293,387
Discounts	39,565	9,537
Revenue net of discounts	597,378	283,850
Cost of goods sold	244,144	63,892

Gross margin	353,234	219,958
Other income	3,163	3,522
	356,397	223,480

Expenses
Salaries	271,768	206,197
Financial consulting	30,450	24,197
Professional fees	18,550	47,371
Research and development	24,949	51,703
Advertising and marketing	24,238	13,695
Rent	31,096	29,437
Investor relations	1,125	8,656
Office	23,607	18,228
Travel and business development	27,590	13,367
Interest on debt	5,371	6,890
Telephone and utilities	12,627	9,509
Amortization	6,926	7,653
Bank charges and interest	3,732	600
Transfer agent	783	308
	482,812	437,811

Net (loss) for period	$(126,415)	$(214,331)
Net (loss) per share	$(0.01)	$(0.01)
Weighted average number of shares outstanding	17,212,037	16,010,769
See notes to the consolidated financial statements

NORTHSTAR ELECTRONICS, INC.
Consolidated Statement of Changes in Stockholders’ Equity
Three Months Ended March 31, 2006
Unaudited
U.S. Dollars

				Other
			Additional	Compre-	Accumu-	Total
			Paid in	hensive	lated	Stockholder
	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance December 31, 2005	17,060,715	$1,706	$3,829,439	$(178,992)	$(5,154,947)	$(1,502,794)
Net loss for three months	-	-	-	-	(126,415)	(126,415)
Currency translation adjustment	-	-	-	6,736	-	6,736
Issuance of common stock: -for services	194,271	19	38,881	-	-	38,900
Balance March 31, 2006	17,254,986	$1,725	$3,868,320	$(172,256)	$(5,281,362)	$(1,583,573)
See notes to the consolidated financial statements

NORTHSTAR ELECTRONICS, INC.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2006 and 2005
Unaudited
U.S.Dollars

	2006	2005
Operating Activities
Net income (loss)	$(126,415)	$(214,331)
Adjustments to reconcile net income (loss) to net cash used by operating activities
Amortization	6,926	7,653
Issuance of common stock for services	38,900	29,388
Changes in operating assets and liabilities	(22,084)	109,432
Net cash (used) provided by operating activities	(102,673)	(67,858)

Investing Activities
Property and equipment	-	(13,335)
Net cash (used) provided by investing activities	-	(13,335)

Financing Activities
Issuance of common shares for cash	0	20,487
Increase (repayment) of long term debt	84,582	90,715
Due to Cabot Management Limited	-	(1,820)
Advances from (repayment to) director	2,483	(7,767)
Net cash (used) provided by financing activities	87,065	101,615
Effect of foreign exchange on translation	1,674	(16,619)

Inflow (outflow) of cash	(13,934)	3,803
Cash, beginning of period	46,905	57,641

Cash, end of period	$ 32,971	$ 61,444

Supplemental information
Interest paid	$5,371	$6,890
Shares issued for services	$38,900	$29,388
Corporate income taxes paid	$0	$0

See notes to the consolidated financial statements

NORTHSTAR ELECTRONICS, INC.
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2006
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
The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s December 31, 2005 Form 10-KSB.

In the opinion of the Company’s management, this consolidated interim financial information reflects all adjustments necessary to present fairly the Company’s consolidated financial position at March 31, 2006 and the consolidated results of operations and the consolidated cash flows for the three months then ended. For the three months ended March 31, 2006, 49% of the Company’s revenues were generated from one contract (March 31, 2005, 6% of the Company’s revenues were generated from one contract) – the Company is continually marketing its services for follow on contracts.

The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months to March 31, 2006 the Company incurred a net loss of
$126,415 (year to December 31, 2005: $984,768) and at March 31, 2006 had a working capital deficiency (an excess of current liabilities over current assets) of $694,974 (December 31, 2005:
$701,382), including $152,266 of long term debt due within one year (December 31, 2005:
$148,988). Management has undertaken initiatives for the Company to continue as a going concern:
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

  COMMON STOCK
During the three months ended March 31, 2006, the following shares of common stock were issued:
For services: 194,271 shares fairly valued at $38,900 at the market value of those services

  LONG TERM DEBT
Balance due Atlantic Canada Opportunities Agency ("ACOA") December 31, 2005	$855,950
Increase in ACOA funding during the quarter	84,582
Effect of foreign exchange	(3,184)
Balance due ACOA March 31, 2006	937,348
Less current portion	152,266
$785,082
  REVENUE
	Three months 2006	Three months 2005
Revenue consists of: NETMIND sales	$181,118	$167,458
Contract sales	311,001	17,169
Government assistance	144,824	108,760
	$636,943	$293,387

  STOCK BASED COMPENSATION
The Company adopted SFAS 123R with respect to share based payment and granting of stock Options.
During the three months ended March 31, 2006 there is no impact on the Company’s financial statements and there is no deferred stock based compensation balance related to stock options at March 31, 2006.
  CONTINGENCIES
(i) The Company is a defendant in a lawsuit commenced against them in 1999 by their former master distributor. The former distributor has alleged that the Company has interfered with the ability of the former distributor to sell products. The Company has filed a counter claim for monies owing by the former distributor to the Company.

(ii) The Company is contingently liable to repay $1,873,392 in assistance received under the Atlantic
Innovation Fund. The assistance is repayable annually commencing August 1, 2006 at the rate of 5%
of gross revenues from sales of products resulting from the Aquacomm research and development project. Gross revenues are to be calculated for the fiscal year immediately preceding the due date of the respective payment. Repayment is to continue until the assistance is repaid in full. At March 31,
2006 nil amounts are owing.

Item 2. Management's Discussion and Analysis or Plan of Operation.
The following discussion should be read in conjunction with the accompanying unaudited consolidated financial information for the three month periods ended March 31, 2006 and March 31, 2005 prepared by management and the audited consolidated financial statements for the twelve months ended December 31, 2005 as presented in the Form 10KSB.

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

NETMIND sales increased from the same period last year and rebounded from the low level of sales towards the end of 2005. This was primarily due to an increased marketing effort in
Spain and the northeastern United States as well as to the introduction of the net symmetry system.

b - The AQUACOMM Project
The AQUACOMM project is a $2.5Million in house research and development program for the development of new, leading edge multiple application sonar technologies and products for a variety of industries. These include defense, offshore oil and gas, commercial fishing, oceanography, marine environment and marine transportation. To date, the Company has expended $2,981,895 pursuant to this program and has recovered $1,873,392. Among the new developments from the AQUACOMM project are a general purpose acoustic receiver, spread spectrum acoustic communications and improved sensors.

The net symmetry system is the first commercial sonar product from the Aquacomm project.
It was introduced to the fishing market during this first quarter with initial sales coming from
Spain. In addition, results of the AQUACOMM work has positioned the Company to extend its NETMIND role on board vessels beyond its current Subsea monitoring function and allows the addition of features and capabilities to the system that would extend the NETMIND use to a vessel management role. This would include applying AQUACOMM sensing and systems design to network with and access data from other on board subsystems for analysis and display, taking advantage of the existing NETMIND bridge mounted system and adding new functionality.

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
Northstar has assisted in the design and manufactures the sonar hardware for SDS units for naval trials with two of these units having been purchased. The final trials are slated to start in mid 2006. Lockheed Martin, with contract pricing from Northstar, has also responded to Requests For Quotes (RFQ) for these units from various countries and is hopeful of sales in this area in 2006.

The Company continued work during the quarter to assist Lockheed Martin in developing enhancements to the SDS technology.

Defense Contract Manufacturing

During the third quarter of 2005 the Company was awarded a $1.2M command and control console contract by Lockheed Martin Naval Electronics and Surveillance
Systems, Manassas, Virginia to perform a technology update and test command and control consoles for the Canadian Navy’s Victoria Class submarine’s command display.
This contract is covered under a Manufacturing License Agreement between Lockheed
Martin and our company. Work under this contract continued through the first quarter of
2006 and we expect to complete it during the summer of 2006. We also expect additional submarine console manufacturing contracts in 2006.

In 2005 the Company’s subsidiary, Northstar Network Ltd., signed an agreement with
Cathexis Innovations Inc. to manufacture Cathexis’s proprietary Radio Frequency
Identification (RFID) reader, ID Blue. This device is a pen-sized scanner that reads and writes information stored on RFID tags and wirelessly transfers it to a desktop computer, laptop, PDA or Pocket PC via Bluetooth. Production orders continue to be placed by Cathexis and are expected to show an increase in 2006.

Subsequent to the quarter end, the Company submitted a competitive bid in response to a Request For Quote for the manufacture of a major Homeland Security company’s anti-bioterrorism system. The first purchase order is expected to be awarded in mid 2006.

The Company also recently submitted quotes on the following Canadian and US Programs:
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

Results of Operations
Comparison of the three months ended March 31, 2006 with the three months ended
March 31, 2005.

Revenue for the three month period ended March 31, 2006 was $636,943 compared to $293,387 of revenue recorded during the same period of the prior year. Gross profits increased from $219,958 (75%) in the prior period to $353,234 (55%) in the current period. The increase was due to the fact that the Company has substantial contract work in the current year and had little contract work in the prior period. The Company continues to negotiate for subsequent material contracts with Lockheed Martin and others.

The net loss for the three month period ended March 31, 2006 was $(126,415) compared to a net loss of $(214,331) for the three months ended March 31, 2005. Over this past quarter, the Company has invested considerable resources in seeking out additional and future contract manufacturing opportunities and is confident that the efforts will return positive results to the Company over the remainder of 2006.

The Company continues to expect to further expand its sonar capabilities into military and anti terrorist applications as well as the offshore petroleum industry. We are actively pursuing military contracts in these areas.

During the quarter the Company continued expenditures on the marketing and advertising of its NETMIND system and expanded awareness of the NETMIND system through trade shows and a growing distribution network including Ireland, Spain and the
Scandinavian countries. The system upgrades are being well received by our fishing industry customers and by government researchers. The upgrades resulted in research and development expenditures of $24,949 for the quarter, a decrease over
$51,703 expended in the comparative prior quarter ended March 31, 2005. The decrease related to the Aquacomm project coming to an end. The Company is actively seeking an equity investment.

The Company continued on its research and development program towards extending its underwater wireless communication technology into additional applications and expended further effort in developing proposals for financing of a major product development program. This accounts for an increase in salaries to $271,768 for the three months ended
March 31, 2006 compared to salaries of $206,197 for the comparative prior quarter ended March 31, 2005.

During the quarter the Company initiated cost reduction measures in an effort to conserve and improve the Company’s working capital deficit position.

Comparison of Financial Position at March 31, 2006 with December 31, 2005
The Company’s working capital deficiency decreased at March 31, 2006 to
$694,974 with current liabilities of $1,464,847 which are in excess of current assets of
$769,873. At December 31, 2005 the Company had a working capital deficiency of
$701,382.

Critical Accounting Policies and Estimates
We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our financial statements at December 31, 2005. The preparation of financial statements in conformity with accounting principles generally accepted in the United
States of America requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

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

Liquidity and Capital Resources
The Company has increased its shareholder’s deficit as a result of its efforts to increase its business activity and customer base. Cash outflow for the first quarter ended March 31, 2006 was $13,934 compared to an increase in cash of $3,803 in the comparative prior quarter March 31, 2005. In the prior comparative quarter the Company received $20,487 ($nil in the current quarter)
from equity funding and received $90,715 ($81,398 in the current quarter) from the proceeds of long term debt leaving cash on hand at March 31, 2006 of $32,971 compared to cash on hand of $46,905 at December 31, 2005 and $61,444 at
March 31, 2005. Until the Company receives its next contract and/or increases its product sales revenue, it will be dependent upon equity and loan financings to compensate for the outflow of cash anticipated from operations.

The Company is preparing a private placement offering pursuant to Regulations D and S with the expectation of raising up to $500,000. Any funds so raised are targeted for product development, marketing and general working capital. At this time, no commitment for funding has been made to the Company.

Item 3. Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934)
as of the date of this Quarterly Report on Form 10-QSB, our chief executive officer and chief financial officer has concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.
(b) Changes in internal controls
There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their most recent evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
No change since previous filing.

Item 2. Changes in Securities.
Options Granted Date Exercise Price Expiry Date
Nil

Warrants Issued
During the three month period ended March 31, 2006 the Company issued nil warrants.

Common Stock Issued	Date	Consideration
85,000	January, 2006	services valued at $14,450
49,271	January, 2006	services valued at $9,450
60,000	February, 2006	services valued at $15,000

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
May 4, 2006	Northstar Electronics, Inc.
(Registrant)
By: /s/ Wilson Russell
Wilson Russell, PhD, President and Principal Financial Officer

Exhibit 32.1 CERTIFICATION PURSUANT TO 18 U.S.C. ss.1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C.
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Executive Officer and Chief
Financial Officer of Northstar Electronics, Inc., that, to his knowledge, the quarterly report of the company on Form 10-QSB for the period ended March 31, 2006, fully complies with the requirements of Section 13(a) or 15(d) of the Securities
Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company’s financial condition and results of operations.

May 4, 2006
/s/ Wilson Russell
Wilson Russell, Chief Executive Officer and Chief Financial Officer

Exhibit 31.1 CERTIFICATION PURSUANT TO 18 U.S.C. ss.1350,
AS ADOPTED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Wilson Russell, Chief Executive Officer of Northstar Electronics, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the period ended
March 31, 2006 of Northstar Electronics, Inc.;

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

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

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

May 4, 2006
/s/ Wilson Russell
Wilson Russell, Chief Executive Officer and Chief Financial Officer