Form 10QSB
period 2006-06-30
NORTHSTAR ELECTRONICS INC
filed 2006-08-14
CIK 1082027

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2006

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
Yes [X] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
[ ]Large accelerated filer [ ]Accelerated filer [X]Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ]Yes [X]No

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
Common shares as of July 31, 2006: 19,445,319

Transitional Small Business Disclosure Format (check one):
Yes [] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHSTAR ELECTRONICS, INC.
Consolidated Financial Statements
Six Months Ended June 30, 2006

U.S. Dollars - Unaudited - Prepared by management

Consolidated Balance Sheets at June 30, 2006 and at December 31, 2005
Consolidated Statements of Operations for the Three and Six Month Periods Ended
June 30, 2006 and 2005
Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the Six Months Ended June 30, 2006
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005
Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operation
Item 3. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8K

SIGNATURES.

NORTHSTAR ELECTRONICS, INC.
Consolidated Balance Sheets
U.S. Dollars

	June 30	December 31
	2006	2005
ASSETS	Unaudited
Current
Cash	$11,762	$46,905
Receivables	158,731	819,419
Inventory and work in progress	429,209	440,707
Prepaid expenses	18,352	24,864
Total Current Assets	618,054	1,331,895
Intangible assets	29,117	37,285
Property and Equipment	104,362	78,193
Total Assets	$751,533	$1,447,373
LIABILITIES
Current
Accounts payable and accrued liabilities	$1,006,737	$1,372,745
Loans payable	51,046	50,000
Deferred revenue	376,434	461,544
Current portion of long term debt	155,208	148,988
Total Current Liabilities	1,589,425	2,033,277
Long Term Debt	726,402	706,962
Due to Cabot Management Limited	93,624	89,873
Due to Director	147,348	120,055
Total Liabilities	2,556,799	2,950,167
STOCKHOLDERS' EQUITY
Common Stock
Authorized
100,000,000 shares of common stock with a par value of $0.0001 each
20,000,000 shares of preferred stock with a par value of $0.0001 each
Issued and outstanding
17,445,319 shares of common stock (17,060,715 December 31, 2005)	1,744	1,706
Additional Paid in Capital	3,902,961	3,829,439
Other Comprehensive Income (loss)	(215,274)	(178,992)
Accumulated deficit	(5,494,697)	(5,154,947
Total Stockholders' Equity (Deficit)	(1,805,266)	(1,502,794)
Total Liabilities and Stockholders' Equity	$751,533	$1,447,373

The accompanying notes are an integral part of the financial statements

NORTHSTAR ELECTRONICS, INC.
Consolidated Statements of Operations
Three Months and Six Months Ended June 30
Unaudited
U.S. Dollars

	Three Months		Six Months
	2006	2005	2006	2005
Sales	$231,190	$153,497	$685,867	$338,124
Discounts	20,666	58,161	60,231	67,698
Sales net of discounts	$210,524	$95,336	$625,636	$270,426
Cost of goods sold	81,550	26,211	325,694	90,103
Gross margin	128,974	69,125	299,942	180,323
Recovery of research and development	114,962	209,182	300,391	317,942
Other income	-	878	-	4,400
	243,936	279,185	600,333	502,665
Expenses
Salaries	241,560	283,456	513,328	489,653
Financial consulting	20,610	10,089	51,060	34,286
Professional fees	51,186	11,686	69,736	59,075
Rent	33,718	29,176	64,814	58,613
Research and development	19,603	39,376	44,552	91,079
Investor relations	10,500	56,548	11,625	65,204
Office and administration	23,145	23,143	50,484	41,971
Travel and business development	30,220	33,718	82,048	60,762
Interest on debt	5,308	10,200	10,679	17,090
Telephone and utilities	14,068	12,651	26,695	22,160
Amortization	7,353	7,617	14,279	15,270
Transfer agent fees	-	268	783	576
Total expenses	457,271	517,928	940,083	955,739
Net loss for period	$(213,335)	$(238,743)	$(339,750)	$(453,074)
Net loss per share	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.03)
Weighted average number of shares
outstanding	17,402,390	16,101,233	17,310,225	16,056,466

The accompanying notes are an integral part of the financial statements

NORTHSTAR ELECTRONICS, INC.
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
Six Months Ended June 30, 2006
Unaudited
U.S. Dollars

				Other
			Additional	Compre-	Accumu-	Total
			Paid in	hensive	lated	Stockholder
	Shares	Amount	Capital	Income	Deficit	Equity
				(Loss)		(Deficit)
Balance December 31, 2005	17,060,715	$1,706	$3,829,439	$(178,992)	$(5,154,947)	$(1,502,794)
Net loss for six months	-	-	-	-	(339,750)	(339,750)
Currency translation adjustment	-	-	-	(36,282)	-	(36,282)
Issuance of common stock:
- for services	344,604	34	65,257	-	-	65,291
- for cash	40,000	4	10,296	-	-	10,300
Share issuance costs	-	-	(2,031)	-	-	(2,031)
Balance June 30, 2006	17,445,319	$1,744	$3,902,961	$(215,274)	$(5,494,697)	$(1,805,266)

The accompanying notes are an integral part of the financial statements

NORTHSTAR ELECTRONICS, INC.
Consolidated Statement of Cash Flows
Six Months Ended June 30
Unaudited
U.S. Dollars

	2006	2005
Operating Activities
Net income (loss)	$(339,750)	$(453,074)
Adjustments to reconcile net (loss) to net cash used by operating activities
Amortization	14,279	15,270
Issuance of common stock for services	65,291	91,786
Changes in operating assets and liabilities	211,393	139,777
Net cash provided by (used by) operating activities	(48,787)	(206,241)
Investing Activity
Recovery of (addition to) property and equipment	(27,510)	17,528
Financing Activities
Issuance of common stock – net proceeds	10,300	33,441
Increase (repayment)- long term debt	(10,073)	48,812
Due to Cabot Management Limited	-	(1,462)
Advances from director	23,574	106,528
Net cash (used) provided by financing activities	23,801	187,319
Effect of foreign currency translation on cash	17,353	(19,642)
Inflow (outflow) of cash	(35,143)	(21,036)
Cash, beginning of period	46,905	57,641
Cash, end of period	$11,762	$36,605
Supplemental information
Interest paid	$10,679	$17,090
Shares issued for services	$65,291	$91,786
Corporate income taxes paid	$ 0	$ 0

The accompanying notes are an integral part of the financial statements

NORTHSTAR ELECTRONICS, INC.
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2006
Unaudited
U.S. Dollars

  ORGANIZATION AND BASIS OF PRESENTATION

These financial statements include the accounts of Northstar Electronics, Inc. (“the Company”) and its wholly owned subsidiaries Northstar Technical Inc. (“NTI”) and Northstar Network Ltd. (“NN”). All inter company balances and transactions are eliminated. The Company was incorporated May 11, 1998 in the State of Delaware and had no operations other than organizational activities prior to the merger with NTI described as follows: On January 26, 2000 the Company completed the acquisition of 100% of the shares of NTI. The Company, with the former shareholders of NTI receiving a majority of the total shares then issued and outstanding, effected the merger through the issuance of 4,901,481 shares of common stock from treasury. The transaction has been accounted for as a reverse take over resulting in the consolidated financial statements including the results of operations of the acquired subsidiary prior to the merger.

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

In the opinion of the Company’s management, this consolidated interim financial information reflects all adjustments necessary to present fairly the Company’s consolidated financial position at June 30, 2006 and the consolidated results of operations and the consolidated cash flows for the three and six months then ended. For the six months ended June 30, 2006, 58% of the Company’s sales revenues were generated from one contract (at June 30, 2005, 7% of the Company’s revenues were generated from one contract). The Company is continually marketing its services for follow on contracts.

The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months to June 30, 2006 the Company incurred a net loss of $339,750 (year to December 31, 2005: $984,768) and at June 30, 2006 had a working capital deficiency (an excess of current liabilities over current assets) of $971,371 (December 31, 2005: $701,382), including $155,208 of long term debt due within one year (December 31, 2005: $148,988). Management has undertaken initiatives for the Company to continue as a going concern: for example, the Company is negotiating to secure an equity financing in the short term and is in discussions with several financing firms. The Company also expects to increase revenues in 2006 from sales of its NETMIND system and related products. As well, the Company has been awarded a submarine control console manufacturing contract and has submitted a proposal to participate in the manufacture of an aircraft carrier or port anti terrorism system, a contract for which is now anticipated to be awarded in late 2006. These initiatives are in recognition that for the Company to continue as a going concern it must generate sufficient cash flow to cover its obligations and expenses. In addition, management believes these initiatives can provide the Company with a solid base for profitable operations, positive cash flows and reasonable growth. The Company is benefiting from funding in the amount of $400,000 USD from a government agency as part of a $540,000 USD international marketing program for its NETMIND system.  The ACOA funding is provisionally repayable based on a percentage of product sales that come from any new markets. Management is unable to predict the results of its initiatives at this time. Should management be unsuccessful in its initiative to finance its operations the Company’s ability to continue as a going concern is uncertain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue its operations as a going concern. Subsequent to June 30, 2006 the Company received $200,000 for the issuance of 2,000,000 shares of common stock.

LONG TERM DEBT

Balance due Atlantic Canada Opportunities Agency ("ACOA") December 31, 2005	$855,950
Increase in ACOA funding during the period	25,660
Balance due ACOA June 30, 2006	881,610
Less current portion	155,208
$726,402

COMMON STOCK

During the six months ended June 30, 2006, the following shares of common stock were issued:
For services: 344,604 shares fairly valued at $65,291 at the market value of those services
For cash: 40,000 shares for $10,300

STOCK OPTIONS

As at June 30, 2006, the outstanding stock options granted to directors, employees and others totaled 2,819,000 shares with a weighted average exercise price of $0.52 per share and expiry dates ranging from September 17, 2006 to March 1, 2015.

WARRANTS

As at June 30, 2006, the outstanding warrants totaled 2,606,910 with a weighted average exercise price of $0.59 with various expiry dates up to August 2010.

REVENUE

		Six months 2006	Six months 2005
Revenue consists of:	NETMIND sales	$276,655	$313,648
	Contract sales	364,682	24,476
	Government assistance	300,391	317,942
	Miscellaneous	44,530	4,400
		$986,258	$660,466

CONTINGENCIES

(i) The Company is a defendant in a lawsuit commenced against them in 1999 by their former master distributor. The former distributor has alleged that the Company has interfered with the ability of the former distributor to sell products. The Company has filed a counter claim for monies owing by the former distributor to the Company.

(ii) The Company is contingently liable to repay $1,873,392 in assistance received under the Atlantic Innovation Fund. The assistance is repayable annually commencing August 1, 2006 at the rate of 5% of gross revenues from sales of products resulting from the Aquacomm research and development project. Gross revenues are to be calculated for the fiscal year immediately preceding the due date of the respective payment. Repayment is to continue until the assistance is repaid in full. At June 30, 2006 nil amounts are owing.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial information for the three and six month periods ended June 30, 2006 and 2005 prepared by management and the audited consolidated financial statements for the twelve months ended December 31, 2005 as presented in the Form 10KSB filed on EDGAR.

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

The Company has tendered proposals and price quotations on an additional submarine control console manufacturing contract and a naval ships and ports anti terrorism system manufacturing contracts, now expected to be awarded in 2006.

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

The Company’s Services:

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

The net symmetry system is the first commercial sonar product from the Aquacomm project. It was introduced to the fishing market during the first quarter of 2006 with initial sales coming from Spain. In addition, results of the AQUACOMM work has positioned the Company to extend its NETMIND role on board vessels beyond its current sub sea monitoring function and allows the addition of features and capabilities to the system that would extend the NETMIND use to a vessel management role. This would include applying AQUACOMM sensing and systems design to network with and access data from other on board subsystems for analysis and display, taking advantage of the existing NETMIND bridge mounted system and adding new functionality.

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

Defense Contract Manufacturing

During the third quarter of 2005 the Company was awarded a $1.2M command and control console contract by Lockheed Martin Naval Electronics and Surveillance Systems, Manassas, Virginia to perform a technology update and test command and control consoles for the Canadian Navy’s Victoria Class submarine’s command display. This contract is covered under a Manufacturing License Agreement between Lockheed Martin and our company. Work under this contract continued through the second quarter of 2006 and we expect to complete it during the summer of 2006. We also expect an additional submarine console manufacturing contract in 2006.

In 2005 the Company’s subsidiary, Northstar Network Ltd., signed an agreement with Cathexis Innovations Inc. to manufacture Cathexis’s proprietary Radio Frequency Identification (RFID) reader, ID Blue. This device is a pen-sized scanner that reads and writes information stored on RFID tags and wirelessly transfers it to a desktop computer, laptop, PDA or Pocket PC via Bluetooth. Production orders continue to be placed by Cathexis.

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

These contracts are expected to be awarded during 2006 and 2007.

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

Results of Operations

Comparison of the three and six months ended June 30, 2006 with the three and six months ended June 30, 2005:

Gross revenues from sales, miscellaneous and research and development recovery for the three month period ended June 30, 2006 were $346,152 compared to $363,557 in the comparative prior period. Gross revenues from sales, miscellaneous and research and development recovery for the six month period ended June 30, 2006 were $986,258 compared to $660,466 in the comparative prior period.

Sales revenue for the three month period ended June 30, 2006 was $231,190 compared to $153,497 of sales revenue recorded during the same period of the prior year. This comparative increase is the result of the Lockheed Martin contract. Sales revenue for the six month period ended June 30, 2006 was $685,867 comparable to $338,124 in the prior period. Gross margins increased from $180,323 (67%) in the prior period to $299,942 (48%) in the current period. The fluctuation in the margin percentage is a result of the higher volume of contract sales during the period which generate lower margins than NETMIND sales.

The net loss for the three month period ended June 30, 2006 was $(213,335) compared to a net loss of $(238,743) for the three months ended June 30, 2005. Over this past quarter, the Company continued to invest considerable resources in seeking out additional and future contract manufacturing opportunities and is confident that the efforts will return positive results to the Company over the ensuing months and years.

Travel and business development costs increased to $82,048 for the six months from $60,762 for the comparative prior period ended June 30, 2005 as the Company attempts to increase its customer base and sales orders for NETMIND.

The Company is actively pursuing contracts for its sonar capabilities in military and anti terrorist applications as well the Company has bid on several contract manufacturing military contracts and has received a contract from Lockheed Martin for the production of submarine command and control consoles, as previously mentioned.

During the quarter the Company increased expenditures on the marketing and advertising of its NETMIND system and expanded awareness of the NETMIND system through trade shows and a growing distribution network including Ireland, Spain and Scotland. The system upgrades are being well received by our fishing industry customers and by government researchers. The Company previously received government support of $400,000 as part of a $540,000 international marketing program for the NETMIND system.

The Company continued on its research and development program at a reduced pace towards extending its underwater wireless communication technology into new products. Salaries increased to $513,328 for the six months ended June 30, 2006 compared to salaries of $489,653 for the comparative prior six months ended June 30, 2005 as the Company completed its commitments under the AQUACOMM program. Cost recovery of $300,391 remained comparable with $317,942 recovered in the comparative prior period.

Comparison of Financial Position at June 30, 2006 with December 31, 2005

The Company’s working capital deficiency at June 30, 2006 increased to $971,371 with current liabilities of $1,589,425 in excess of current assets of $618,054. At December 31, 2005 the Company had a working capital deficiency of $701,382.

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

Liquidity and Capital Resources

The Company has increased its shareholder’s deficit as a result of its efforts to increase its business activity and customer base. Cash outflows used in the six months ended June 30, 2006 was $(35,143) compared to an outflow of cash of $(21,036) for the six months ended June 30, 2005. The Company received $23,801 during the six months to June 30, 2006 ($187,319 in the prior comparative period) from financing activities and used cash of $48,787 in its operations during the six months ended June 30, 2006 (used $206,241 in the prior comparative six month period). As a result, operations have used cash during the period, leaving cash on hand at June 30, 2006 of $11,762 compared to cash on hand of $46,905 at December 31, 2005. Until the Company receives its next contract and/or increases its product sales revenue, it will be dependent upon equity and loan financings to compensate for the outflow of cash anticipated from operations.

The Company has a private placement offering pursuant to Regulations D and S with the expectation of raising capital. Any funds so raised are targeted for product development, marketing and general working capital. The Company has raised over $200,000 subsequent to June 30, 2006.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

No change since previous filing.

Item 2. Changes in Securities.

Options Granted	Date	Exercise Price	Expiry Date
Nil
Warrants Issued
Nil

Common Stock Issued	Date	Consideration
85,000	January, 2006	services valued at $14,450
49,271	January, 2006	services valued at $9,450
60,000	February, 2006	services valued at $15,000
105,388	April, 2006	services valued at $18,750
44,945	May, 2006	services valued at $7,641
40,000	May, 2006	cash

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

August 14, 2006	Northstar Electronics, Inc. (Registrant)
By: /s/ Wilson Russell Wilson Russell, PhD, President and Principal Financial Officer

Exhibit 32.1 CERTIFICATION PURSUANT TO 18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Executive Officer and Chief Financial Officer of Northstar Electronics, Inc., that, to his knowledge, the quarterly report of the company on Form 10-QSB for the period ended June 30, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company’s financial condition and results of operations.

August 14, 2006

/s/ Wilson Russell
Wilson Russell, Chief Executive Officer and Chief Financial Officer

Exhibit 31.1 CERTIFICATION PURSUANT TO 18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Wilson Russell, Chief Executive Officer of Northstar Electronics, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the period ended June 30, 2006 of Northstar Electronics, Inc.;

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

August 14, 2006

/s/ Wilson Russell
Wilson Russell, Chief Executive Officer and Chief Financial Officer