Form 10QSB
period 2006-09-30
NORTHSTAR ELECTRONICS INC
filed 2006-11-15
CIK 1082027

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE

ACT OF 1934 For the quarterly period ended September 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT For the transition period from n/a to n/a

333-90031

Commission file number

Northstar Electronics, Inc.

Exact name of small business issuer as specified in its charter

Delaware

State or other jurisdiction of organization

#33-0803434

IRS Employee Identification #

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

Common shares as of November 10, 2006: 20,286,614

Transitional Small Business Disclosure Format (check one):

Yes [] No [X]

INDEX

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Northstar Electronics, Inc.

Consolidated Interim Financial Information, Unaudited

Nine Months Ended September 30, 2006, U.S. Dollars

Prepared by management

Consolidated Balance Sheets at September 30, 2006 and at December 31, 2005

Consolidated Statements of Operations for the Three and Nine Month Periods Ended

September 30, 2006 and 2005

Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the Nine

Months Ended September 30, 2006

Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2006

and 2005

Notes to Consolidated Financial Information

Item 2. Management's Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8K

SIGNATURES.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements - NORTHSTAR ELECTRONICS, INC.

Consolidated Balance Sheets

U.S. Dollars

	September 30	December 31
	2006	2005
ASSETS	Unaudited
Current
Cash	$21,796	$46,905
Receivables	167,206	819,419
Inventory and work in progress	387,126	440,707
Prepaid expenses	14,089	24,864

Total Current Assets	590,217	1,331,895
Intangible assets	28,047	37,285
Property and Equipment	70,983	78,193

Total Assets	$689,247	$1,447,373

LIABILITIES
Current
Accounts payable and accrued liabilities	$847,618	$1,372,745
Loans payable	137,993	50,000
Deferred revenue	174,520	461,544
Current portion of long term debt	172,938	148,988

Total Current Liabilities	1,333,069	2,033,277
Long Term Debt	820,610	706,962
Due to Cabot Management Limited	93,792	89,873
Due to Director	138,205	120,055

Total Liabilities	2,385,676	2,950,167

STOCKHOLDERS' DEFICIT
Common Stock
Authorized
100,000,000 shares of common stock with a par value of $0.0001 each
20,000,000 shares of preferred stock with a par value of $0.0001 each
Issued and outstanding
20,286,614 shares of common stock	2,029	1,706
(17,060,715 December 31, 2005)
Additional Paid in Capital	4,167,426	3,829,439
Other Comprehensive loss	(209,673)	(178,992)
Accumulated deficit	(5,656,211)	(5,154,947)

Total Stockholders' Deficit	(1,696,429)	(1,502,794)

Total Liabilities and Stockholders' Deficit	$689,247	$1,447,373

The accompanying notes are an integral part of the financial statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Statements of Operations

Three Months and Nine Months Ended September 30

Unaudited

U.S. Dollars

	Three Months		Nine Months
	2006	2005	2006	2005
Sales	$356,385	$108,922	$1,042,252	$447,046
Discounts	29,215	17,565	89,446	85,263

Sales net of discounts	327,170	91,357	952,806	361,783
Cost of goods sold	145,025	33,258	470,719	123,361

Gross margin	182,145	58,099	482,087	238,422
Other income	9,604	1,678	9,604	6,078
Recovery of research and development	47,143	111,043	347,534	428,985
	238,892	170,820	839,225	673,485

Operating Expenses
Salaries	240,096	297,881	753,424	787,534
Consulting	1,500	21,350	52,560	55,636
Professional fees	14,722	22,441	84,458	81,516
Investor relations	22,787	79,350	34,412	144,554
Rent	26,414	33,335	91,228	91,948
Research and development	18,998	23,153	63,550	114,232
Office	21,462	26,655	71,946	68,626
Travel and business development	17,412	32,950	99,460	93,712
Interest on debt	20,993	9,043	31,672	26,133
Heat, light and telephone	8,604	11,691	35,299	33,851
Amortization	6,769	7,888	21,048	23,158
Transfer agent	649	119	1,432	695

Total operating expenses	400,406	565,856	1,340,489	1,521,595

Net loss for the period	$(161,514)	$(395,036)	$(501,264)	$(848,110)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	5,601	(60,832)	(30,681)	(80,474)

TOTAL COMPREHENSIVE INCOME (LOSS) FOR THE PERIOD	(155,913)	(455,868)	(531,945)	(928,584)

Net loss per share	$(0.01)	$(0.02)	$(0.03)	$(0.05)

Weighted average number of shares outstanding	19,340,780	16,559,129	17,994,515	16,225,932

The accompanying notes are an integral part of the financial statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Statement of Changes in Stockholders' Equity (Deficit)

Nine Months Ended September 30, 2006

Unaudited

U.S. Dollars

				Other
			Additional	Compre-	Accumu-	Total
			Paid in	hensive	lated	Stockholder
	Shares	Amount	Capital	Income(Loss)	Deficit	Deficit
Balance December 31, 2005	17,060,715	$1,706	$3,829,439	$(178,992)	$(5,154,947)	$(1,502,794)
Net loss for nine months	-	-	-	-	(501,264)	(501,264)
Currency translation adjustment	-	-	-	(30,681)	-	(30,681)
Issuance of common stock:
- for services	485,899	49	85,992	-	-	86,041
- for cash	2,740,000	274	280,026	-	-	280,300
Share issuance costs	-	-	(28,031)	-	-	(28,031)

Balance September 30, 2006	20,286,614	$2,029	$4,167,426	$(209,673)	$(5,656,211)	$(1,696,429)

The accompanying notes are an integral part of the financial statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Statement of Cash Flows

Nine Months Ended September 30, 2006

Unaudited

U.S. Dollars

	September 30
	2006	2005
Operating Activities
Net (loss)	$(501,264)	$(848,110)
Adjustments to reconcile net (loss) to net cash used by operating activities
Amortization	21,048	23,158
Issuance of common stock for services	86,041	182,886
Changes in operating assets and liabilities	(25,587)	320,285
Net cash (used by) operating activities	(419,762)	(321,781)

Investing Activity
Recovery (acquisition) of property and equipment	-	13,323

Financing Activities
Issuance of common stock for cash - net	252,269	40,186
Increase of long term debt	100,275	290,925
Due to Cabot Management Limited	-	39
Advances from (repayment to) director	14,265	(1,098)
Net cash provided by financing activities	366,809	330,052

Effect of foreign currency translation on cash	27,844	(71,396)

Inflow (outflow) of cash	(25,109)	(49,802)

Cash, beginning of period	46,905	57,641

Cash, end of period	$21,796	$7,839

Supplemental information
Interest paid	$31,672	$26,133
Shares issued for services	$86,041	$186,766
Corporate income taxes paid	$0	$0

The accompanying notes are an integral part of the financial statements

NORTHSTAR ELECTRONICS, INC.

Notes to Consolidated Financial Information

Nine Months Ended September 30, 2006

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

In the opinion of the Company’s management, this consolidated interim financial information reflects all adjustments necessary to present fairly the Company’s consolidated financial position at September 30, 2006 and the consolidated results of operations and the consolidated cash flows for the three and nine months then ended. For the nine months ended September 30, 2006, 42% of the Company’s sales revenues were generated from one contract (at September 30, 2005, 49% of the Company’s revenues were generated from one contract). The Company is continually marketing its services for follow on contracts.

The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months to September 30, 2006 the Company incurred a net loss of $501,264 (year to December 31, 2005: $984,768) and at September 30, 2006 had a working capital deficiency (an excess of current liabilities over current assets) of $742,852 (December 31, 2005: $701,382), including $172,938 of long term debt due within one year (December 31, 2005: $148,988). Management has undertaken initiatives for the Company to continue as a going concern: for example, the Company is negotiating to secure an equity financing in the short term and is in discussions with several financing firms. The Company also expects to increase revenues from sales of its NETMIND system and related products. As well, the Company has been awarded a submarine control console manufacturing contract and has submitted a proposal to participate in the manufacture of an aircraft carrier or port anti terrorism system, a contract for which is now anticipated to be awarded in 2007. These initiatives are in recognition that for the Company to continue as a going concern it must generate sufficient cash flow to cover its obligations and expenses. In addition, management believes these initiatives can provide the Company with a solid base for profitable operations, positive cash flows and reasonable growth. The Company is benefiting from funding in the amount of $400,000 USD from a government agency as part of a $540,000 USD international marketing program for its NETMIND system.  The ACOA funding is provisionally repayable based on a percentage of product sales that come from any new markets. No product sales derived from this program have been recorded at September 30, 2006. Management is unable to predict the results of its initiatives at this time. Should management be unsuccessful in its initiative to finance its operations the Company’s ability to continue as a going concern is uncertain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue its operations as a going concern.

2. LONG TERM DEBT

Balance due Atlantic Canada Opportunities Agency ("ACOA")

December 31, 2005	$855,950
Increase in ACOA funding during the period	137,598
Balance due ACOA September 30, 2006	993,548
Less current portion	172,938
$820,610

3. COMMON STOCK

During the nine months ended September 30, 2006, the following shares of common stock were issued:

For services:

485,899 shares fairly valued at $86,041 at the market value of those services

For cash:

40,000 shares for $10,300

2,700,000 shares for $270,000

STOCK OPTIONS

As at September 30, 2006, the outstanding stock options granted to directors, employees and others totaled 2,769,000 shares with a weighted average exercise price of $0.52 per share and expiry dates ranging from June 25, 2007 to March 1, 2015. No additional options have been granted during the nine months ended September 30, 2006. All of the outstanding options are fully exercisable.

WARRANTS

During the nine months ended September 30, 2006 the Company issued 2,700,000 half warrants where one warrant plus $0.15 entitles the holder to acquire one additional common share of the Company. As at September 30, 2006, the outstanding warrants totaled 2,778,570 with a weighted average exercise price of $0.33 with various expiry dates up to August 2011.

4. REVENUE

		Nine months 2006	Nine months 2005
Revenue consists of:	NETMIND sales	$451,436	$404,902
	Contract sales	590,816	42,144
	Government assistance	347,534	428,985
	Miscellaneous	9,604	6,078
		$1,399,390	$882,109

5. CONTINGENCIES

(i) The Company is a defendant in a lawsuit commenced against them in 1999 by their former master distributor. The former distributor has alleged that the Company has interfered with the ability of the former distributor to sell products. The Company has filed a counter claim for monies owing by the former distributor to the Company.

(ii) The Company is provisionally liable to repay $1,873,392 in assistance received under the Atlantic Innovation Fund. The assistance is repayable annually commencing August 1, 2006 at the rate of 5% of gross revenues from sales of products resulting from the Aquacomm research and development project. Gross revenues are to be calculated for the fiscal year immediately preceding the due date of the respective payment. Repayment is to continue until the assistance is repaid in full. Nil amounts are owing at September 30, 2006.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial information for the three and nine month periods ended September 30, 2006 and 2005 prepared by management and the audited consolidated financial statements for the twelve months ended December 31, 2005 as presented in the Company’s Form 10KSB filed on EDGAR.

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

The Company believes that its overall business prospects look promising and anticipates increased revenues.

The Company has tendered proposals and price quotations on an additional submarine control console manufacturing contract, a naval ships and ports anti terrorism system manufacturing contract, and a contract to manufacture parts for the P-3 surveillance airplane wings.

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

NETMIND sales increased from the same period last year and showed improvement towards the end of 2005. This was primarily due to an increased marketing effort in Spain and the northeastern United States as well as to the introduction of the net symmetry system.

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

c – Defense Sonar System

The Company is a subcontractor on Lockheed Martin’s anti terrorism Swimmer Detection System (SDS). The SDS is a new technology that should provide anti terrorism protection to moored ships and harbor side assets. The SDS is a wide band high frequency sonar system designed specifically to detect and classify underwater terrorist threats. The SDS provides moored vessels and harbor side assets with 360 degree omni directional coverage and has been proven to reliably detect, classify and track underwater intruders at the longest possible ranges in the most demanding environments. Lockheed Martin’s SDS is currently under evaluation for protection of surface ships. Additionally, Lockheed Martin is marketing these units around the world for protection of naval fleets and harbors. Northstar has assisted in the design and manufactures the sonar hardware for SDS units for naval trials with two of these units having been purchased. The final trials took place in August 2006.

The Company continued work during the quarter to assist Lockheed Martin in developing enhancements to the SDS technology.

Defense Contract Manufacturing

During the third quarter of 2005 the Company was awarded a $1.2M command and control console contract by Lockheed Martin Naval Electronics and Surveillance Systems, Manassas, Virginia to perform a technology update and test command and control consoles for the Canadian Navy’s Victoria Class submarine’s command display. This contract is covered under a Manufacturing License Agreement between Lockheed Martin and our company. Work under this contract continued through the third quarter of 2006 and we expect to complete it during the fourth quarter of 2006. We also expect an additional submarine console manufacturing contract.

The Company has either bid on or is in the process of bidding on the following contracts:

1 – Joint Strike Fighter – manufacture of fiber optic cables

2 – P-3 Re-wing program – manufacture of airplane wing components

3 – USN Program – Intruder Detection System – manufacturing sonar hardware

4 – Special Program – engineering and manufacturing hardware

5 – Military Helicopter Simulator – engineering and manufacturing components

6 – Anti bio terrorism System – outsource manufacturing of LM’s biochemical detection system

7 – Submarine Command/Control Consoles – manufacture of consoles

These contracts are expected to be awarded in late 2006 and during 2007.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2006 with the three and nine months ended September 30, 2005:

Gross revenues from sales, miscellaneous and research and development recovery for the three months ended September 30, 2006 were $413,132 compared to $221,643 in the comparative prior three month period. Gross revenues from sales, miscellaneous income and research and development recovery for the nine months ended September 30, 2006 were $1,399,390 compared to $882,109 in the comparative prior nine month period.

Gross sales revenue for the three months ended September 30, 2006 was $356,385 compared to $108,922 of sales revenue recorded during the same period of the prior year. This comparative increase is the result of the console contract currently in place. Sales revenue for the nine months ended September 30, 2006 was $1,042,252, compared to $447,046 in the comparative prior period. The increase is attributable to the console contract commenced in late 2005 and continuing through 2006. Gross margins increased from $238,422 (53%) in the prior nine month period to $482,087 (46%) in the current period due to the increase in contract sales which generate a lower margin.

The net loss for the three months ended September 30, 2006 was $(161,514) comparable to a net loss of $(395,036) for the three months ended September 30, 2005. During the quarter the Company continued work on phase 2 of a $1,200,000 contract from Lockheed Martin and continued to invest considerable resources in seeking out additional and future contract manufacturing opportunities and is confident that the efforts will return positive results to the Company over the ensuing months.

Travel and business development costs remained constant at $99,460 for the nine months ended September 30, 2006 compared to $93,712 for the comparative prior period ended September 30, 2005 in an effort to expand both contract and NETMIND sales.

The Company is actively pursuing contracts for its sonar capabilities in military and anti terrorist applications. As well the Company has bid on several contract manufacturing military contracts and, as previously mentioned, is working on a current contract from Lockheed Martin for the production of submarine command and control consoles.

During the quarter the Company decreased expenditures on salaries and overheads while expanding market awareness of the NETMIND system through trade shows and a growing distribution network including Ireland and Spain. The system upgrades are being well received by our fishing industry customers and by government researchers. During the previous year the Company received approval for funding of $400,000 USD as part of a $540,000 USD international marketing campaign for the NETMIND system.

The Company continued on its research and development program at a reduced pace towards extending its underwater wireless communication technology into new products. Salaries were $753,424 for the nine months ended September 30, 2006 compared to salaries of $787,534 for the comparative prior nine months ended September 30, 2005.

Comparison of Financial Position at September 30, 2006 with December 31, 2005

The Company’s working capital deficiency at September 30, 2006 increased to $742,852 with current liabilities of $1,333,069 in excess of current assets of $590,217. At December 31, 2005 the Company had a working capital deficiency of $701,382.

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

Liquidity and Capital Resources

The Company has increased its shareholder’s deficit as a result of its efforts to increase its business activity and customer base. Cash outflow in the first quarter ended March 31, 2006 was $(13,934) compared to an outflow of cash of $(35,143) for the six months ended June 30, 2006 and an outflow of cash of $(25,109) for the nine months ended September 30, 2006. Cash outflow of $(25,109) for the nine months ended September 30, 2006 compared with cash outflow of $(49,802) in the prior comparative nine months). Over the prior comparative nine months the Company received $40,186 (the Company received $280,300 over the current nine months) from equity funding and received $290,925 in the prior comparative nine months from the proceeds of long term debt and received long term debt of $137,598, net of repayments, over the current nine months. As a result, operations have used cash during the quarter, leaving cash on hand at September 30, 2006 of $21,796 compared to cash on hand of $46,905 at December 31, 2005 and $7,839 at September 30, 2005. The Company is currently working on the Lockheed Martin submarine console contract from which it expects to receive income in the fourth quarter of 2006. Until the Company receives this income and/or increases its product sales revenue, it will be dependent upon equity and/or loan financings to compensate for the anticipated outflow of cash from operations. The $400,000 support for the NETMIND marketing program is offsetting some of the expenses associated with the program through 2006.

The Company is preparing a private placement offering pursuant to Regulations D and S in an effort to raise up to $250,000 in the short term and an additional $2,000,000 subsequently. Any funds so raised are targeted for product development, marketing and general working capital. At this time, no commitment for funding has been made to the Company.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months to September 30, 2006 the Company incurred a net loss of $501,264 (nine months to September 30, 2005: $848,110) and at September 30, 2006 had a working capital deficiency (an excess of current liabilities over current assets) of $742,852 (December 31, 2005: working capital deficiency of $701,382), including $172,938 (December 31, 2005: $148,988) of long term debt due within one year. Management has undertaken initiatives for the Company to continue as a going concern: for example, the Company is negotiating to secure an equity financing in the short term and is in discussions with several financing firms. The Company also expects to increase revenues from sales of its NETMIND system and related products. As well, the Company has been awarded a contract by Lockheed Martin to manufacture submarine control consoles, which it commenced during the current quarter, and has bid for an aircraft carrier anti terrorism system manufacturing contract, which is now anticipated to be awarded in 2006. These initiatives are in recognition that for the Company to continue as a going concern it must generate sufficient cash flow to cover its obligations and expenses. In addition, management believes these initiatives can provide the Company with a solid base for profitable operations, positive cash flows and reasonable growth. Management is unable to predict the results of its initiatives at this time. Should management be unsuccessful in its initiative to finance its operations the Company’s ability to continue as a going concern is uncertain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue its operations as a going concern.

Item 3. Controls and Procedures

  Evaluation of disclosure controls and procedures

Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) for the end of the period covered by this report, being September 30, 2006, on Form 10-QSB, our chief executive officer and chief financial officer has concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

(b) Changes in internal controls There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their most recent evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

No change since previous filing.

Item 2. Changes in Securities.

Options Granted Date Exercise Price Expiry Date

Nil

Warrants Issued

2,700,000 half warrants exercisable at $0.15 per whole warrant to acquire one common share.

Common Stock Issued	Date	Consideration
85,000	January, 2006	services valued at $14,450
49,271	January, 2006	services valued at $9,450
60,000	February, 2006	services valued at $15,000
105,388	April, 2006	services valued at $18,750
44,945	May, 2006	services valued at $7,641
40,000	May, 2006	cash $10,300
23,438	July, 2006	services valued at $3,750
100,000	July, 2006	services valued at $15,000
2,000,000	July, 2006	cash $200,000
100,000	August, 2006	cash $10,000
17,857	August, 2006	services valued at $2,000
600,000	August, 2006	cash $60,000

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

November 14, 2006	Northstar Electronics, Inc.
(Registrant)
By:	/s/ Wilson Russell
Wilson Russell, PhD, President and Principal Financial Officer

Exhibit 32.1 CERTIFICATION PURSUANT TO 18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Executive Officer and Chief Financial Officer of Northstar Electronics, Inc., that, to his knowledge, the quarterly report of the Company on Form 10-QSB for the period ended September 30, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company’s financial condition and results of operations.
November 14, 2006	/s/ Wilson Russell
Wilson Russell, Chief Executive Officer and Chief Financial Officer

Exhibit 31.1 CERTIFICATION PURSUANT TO 18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Wilson Russell, Chief Executive Officer of Northstar Electronics, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the period ended September 30, 2006 of Northstar Electronics, Inc.;

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

November 14, 2006	/s/ Wilson Russell
Wilson Russell, Chief Executive Officer and Chief Financial Officer