Form 10KSB
period 2006-12-31
NORTHSTAR ELECTRONICS INC
filed 2007-04-17
CIK 1082027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

[x] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

None

Securities registered pursuant to section 12(g) of the Act:

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

State issuer’s revenues for its most recent fiscal year: $1,460,508

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

Aggregate market value of voting common equity held by non-affiliates as of March 31, 2007:  $1,470,000 approximately

Aggregate market value of non-voting common equity held by non-affiliates as of March 31, 2007:  Not Applicable

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Outstanding shares of common stock as of March 31, 2007: 25,019,632

Outstanding shares of preferred stock as of March 31, 2007: Nil

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one): Yes  [  ]  No  [ X ]

Northstar Electronics, Inc.

Index to Registration Statement on Form 10-KSB

ITEM NUMBER and CAPTION

PAGE

PART I.

Risk Factors

2

ITEM 1.  Description of Business

3

ITEM 2.  Description of Property

7

ITEM 3.  Legal Proceedings

7

ITEM 4.  Submission of Matters to a Vote of Security Holders

8

PART II

ITEM 5.  Market Price for Registrant's Common Equity and

             Related Stockholders Matters

8

ITEM 6.  Management's Discussion and Analysis of Financial Condition and

               Results of Operations

8

ITEM 7.  Financial Statements

F-1 to F-18

ITEM 8.  Changes in and Disagreements with Accountants

12

ITEM 8a.Controls and Procedures

12

PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control Persons

12

ITEM 10.  Executive Compensation - Remuneration of Directors and Officers

12

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

13

ITEM 12.  Certain Relationships and Related Transactions

13

ITEM 13.  Index to Exhibits

14

ITEM 14.  Principal Accountant Fees and Services

14

SIGNATURES

14

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

Because we have a net loss from operations of $969,286 for the year ended December 31, 2006 and have accumulated losses of $6,124,233 from inception, we face a risk of insolvency.

We have never earned substantial operating revenue. We have been dependent on equity financing to pay operating costs and to cover operating losses.

Because we have no significant sales history and are substantially dependent on a major contractor to generate future sales, our future is uncertain if our relationship with that major contractor fails.

The auditor’s report for our December 31, 2006 consolidated financial statements includes an additional paragraph that identifies conditions which raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Research and Development - AQUACOMM

AQUACOMM was a multi year fully funded in-house research and development program at Northstar that was created specifically to develop new, leading edge multiple application sonar technologies and products for a variety of industries, including: defense, offshore oil and gas, commercial fishing, oceanography, marine environment and marine transportation.    The AQUACOM program was completed during 2006 with new hardware and software technologies resulting. Northstar expended $3,318,633 on this development program and recovered $1,997,144.

Northstar has used its Venture Technology Business Model to maximize the success of its new WideBand Sonar Projector (WBSP) technology.  In this model, a technology developed by the Company is partnered with an established company in a specific industry sector.  In the case of the WBSP, Northstar developed the “wet” end and an established defense contractor was responsible for the “dry” end.  Since the defense contractor is established in the field, it is the defense contractor that undertakes the product introduction, marketing and sales efforts.

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

The NETMIND Market

NETMIND was introduced to the fishing industry in late 1990’s. To date, approximately 265 systems have been sold in North America and internationally. The targeted customers have been strategic in that they are industry leaders and government agencies. They include the National Oceanic and Atmospheric Administration (NOAA) in the United States, the United States Department of the Interior and the Federal Department of Fisheries and Oceans and Fishery Products International in Canada. Customer feedback has shown that the NETMIND system enhances efficiency, reduces gear damage and improves catch quality.

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

Major Customer Dependency – NETMIND

NTI has sold approximately 265 NETMIND systems to over 180 different customers with no dependence on one or a few major customers.

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

Distribution of the NETMIND System

NETMIND is sold directly to customers by our own sales staff and through marine electronics dealers. We have dealer representation in Canada, the United States and internationally. We support all sales efforts with product brochures, pamphlets, and customer testimonials and with booths at trade shows in Seattle, Boston, Providence Rhode Island, Copenhagen Denmark and other locations. We also advertise in trade magazines, notably ‘The Navigator’ and ‘Fishing News International’. Articles on NETMIND have appeared in ‘National Fisherman’, Alaskan Fisherman’s Journal’ and ‘SEA Technology’, amongst other publications.

Technology Protection – NETMIND

Since commercializing NETMIND, NTI has made continual enhancements to its system. These activities have resulted in an optimum design for which a patent application may be submitted. The technology is difficult to replicate because it consists of custom, linked, assembler language software running on custom hardware and, regardless of patent protection, it is expected it would take several years for a new entry to reach parity with the present system.

The Company has obtained Canadian trademark rights to the name NETMIND effective for fifteen years from August 24, 1999. No other intellectual property related applications have been filed or prepared. In the meantime, NTI continues to develop new and innovative NETMIND products.

Need for Government Approvals – NETMIND

Government approvals are not required for the NETMIND system in the areas it is currently sold.

Effect of Existing or Probable Government regulations – NETMIND

There is no effect on the Company’s sales arising from government regulations and the Company does not anticipate any change to this in the future.

Research and Development Expenditures – NETMIND

NTI continues to carry out research and development activities on NETMIND enhancements. None of these costs were borne directly by customers nor did these costs directly affect NTI’s pricing structure.

Costs and Effects of Compliance with Environmental Laws – NETMIND

NTI has incurred no costs nor suffered any effects to maintain compliance with any environmental laws.

CONTRACT MANUFACTURING (CM)

NEI’s second business activity, conducted through both its subsidiary companies (NTI and NNL) is contract manufacturing where the Company assembles electronic systems under contract to the defense and aerospace industry (called ‘build to print’). We build products according to designs provided by our customers.   The Company’s main customer is currently Lockheed Martin, for whom Northstar provides production engineering, sourcing and procurement of parts, assembly of parts into systems, testing and shipping.    The Company has manufactured submarine control consoles under several contracts with Lockheed Martin Naval Electronics in Manassas, Virginia and is working on a $1.2M command and control console contract awarded by Lockheed to the Company in the fourth quarter of 2005, originally expected to be substantially completed during 2006 and extended into 2007.

The Company markets its services in this area primarily through a network of contacts in the industry, attendance at trade shows and at conferences and special missions sponsored by the Department of Defense.  In the past Northstar has attended defense and aerospace exhibitions in the United States and Canada and has participated in several missions to meet prime contractors involved in major defense contracts.

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

Marketing – CM

With respect to other Lockheed Martin divisions and with other prime contractors, we expect to use our success on the submarine console contract to showcase our expertise. The benefits of our marketing efforts are contacts made through networking in the industry and attendance at trade shows, conferences and special missions sponsored by the department of defense. We continue to attend defense and aerospace exhibitions in Canada and the United States.

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

NTI has incurred no expenditures in fiscal 2006 on CM research and development activities.

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

As a result of its capabilities and expertise, NNL has developed a unique approach to securing and executing large defense contracts. NNL brings together a number of Small Medium Size Enterprises (SME) affiliate companies thereby presenting a broad capability to prime defense contractors.  Because NNL offers ‘one stop shopping’ for approximately 25 companies with a wide range of relevant expertise, it is anticipated that contract work for various Canadian government procurements will flow to NNL.  Verbal commitments have been made to NNL by contractors bidding programs in Canada to include NNL under the Industrial Regional Development Plan (IRB).

NNL has carried out several contracts for Lockheed Martin on the development and production of an underwater intruder detection system and is pursuing new contracts in the defense and homeland security areas. Subsequent to December 31, 2006 NNL received two defense related contracts, one in underwater technology and the other in aeronautics.

EMPLOYEES

As of December 31, 2006 the Company had a total of 18 employees.

PUBLIC INFORMATION

The Company electronically files with the Securities and Exchange Commission (SEC) all its reports, including but not limited to, its annual and quarterly reports. The SEC maintains an internet site (http://www.sec.gov) that contains reports and other information regarding issuers that do file electronically. The Company maintains a web site address at www.northstarelectronics.com

Item 2. Description of Properties

The Company leases its corporate offices located at: 1455 – 409 Granville Street, Vancouver, British Columbia, Canada    V6C 1T2

Northstar Technical Inc. and Northstar Network Ltd share leased offices and operations facilities at: 1 Duffy Place, Unit #6, St. John’s, Newfoundland, Canada A1B 4M6

Item 3. Legal Proceedings

The Company is a defendant in a lawsuit commenced against them in 1999 by their former master distributor.  The former distributor has alleged that the Company has interfered with the ability of the former distributor to sell products. The Company has filed a counter claim for monies owing by the former distributor to the Company.

Item 4.Submission of Matters to a Vote of Security Holders

No change since previous filing.

The Company has filed with the SEC an SB-1 registration statement April 20, 2000, an S-8 registration November 2000 and quarterly reports (form 10QSB) for June and September 2000 and for March, June and September 2001, 2002, 2003, 2004, 2005 and 2006 and annual reports (form 10KSB) for December 31, 2000, 2001, 2002, 2003, 2004 and 2005.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

No change since previous filing

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion, comparison and analysis should be read in conjunction with the Company’s accompanying audited consolidated financial statements for the years ended December 31, 2006 and 2005 and the notes related thereto. The discussion of results, causes and trends should not be construed to infer conclusions that such results, causes or trends necessarily will continue in the future.

DISCUSSION

The following table sets forth for the years indicated items included in the Company’s consolidated statement of operations:

                                                2006            2005            2004            2003           2002

Total revenue                      $1,460,508  $1,629,594  $1,461,528  $1,641,960    $976,234

Cost of goods sold                  614,444       583,870        245,305       230,213      253,377

Discounts                                116,241         94,066        129,111       198,950      148,425

                                               730,685       677,936        374,416       429,163      401,802

Gross margin                           729,823       951,658     1,087,112    1,212,797      574,432

Expenses                              1,699,109    1,936,426     1,918,653    1,905,942   1,366,567

Net (loss)                           $ (969,286)    $(984,768)   $(831,541)  $(693,145)  $(792,135)

Net (loss) per share            $      (0.05)   $      (0.06)    $     (0.05)   $     (0.05)   $     (0.08)

As a result of its design engineering program expenditures, which directly impact the Company’s losses, Northstar Electronics, Inc. is building an infrastructure to position itself for significant growth.  In each of its core areas of business, the Company has proven itself with an ability to deliver high quality projects on time and within budget.

The Company’s total revenues for 2006 were $1,460,508 ($1,629,594 for 2005 and $1,461,528 for 2004) and we incurred a net loss of $(969,286) [$(984,768) for 2005 and $(831,541) for 2004]. Total revenue includes sales of $1,148,810 and $311,698 in recovery of research and development costs (2005: $957,874 and $671,720 respectively).  Although the Company’s 2006 and 2005 performance did not meet management’s expectations, management remains confident that the steps taken in 2006 and over the past several years can provide the basis for substantially increased revenues and profitability over the ensuing years.

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

During 2002 to 2006 we carried out work on underwater sonar systems designed to protect ports, offshore oil platforms and ships from underwater threats and other applications. We designed and built sonar and mechanical hardware components for these systems for a major defense contractor, which markets the systems.

Our second development program was AQUACOMM for which we received financial support from the federal government of Canada. The commercialization of products from this program has begun and includes a digital signal processing sonar receiver and associated software algorithms. The receiver supports the display of net symmetry information from the NETMIND trawl monitoring application and allows the fishing boat to optimize net towing dynamics, thereby increasing fishing efficiency.

The Company also developed sensor control hardware including direct digital synthesis of sonar frequencies to support multi function sensors while lowering manufacturing costs and supporting a move of the NETMIND products into new markets not currently exploited by similar technologies.

Results of the AQUACOMM work has positioned the Company to extend its NETMIND role on board vessels beyond its current Subsea monitoring function and allows the addition of features and capabilities to the system that would extend the NETMIND use to a vessel management role. This would include applying sensing and systems design to network with and access data from other on board subsystems for analysis and display, taking advantage of the existing NETMIND bridge mounted system and adding new functionality.

NETMIND

Sales projections for NTI’s fiscal year ending December 31, 2006 totaled $625,000. Northstar realized sales for the year of $575,203.  The primary reason for this shortfall was because more time than expected was required for customers to become familiar with NETMIND’s new digital technology.

Swimmer Detection System (SDS)

The Company is a subcontractor on Lockheed Martin’s anti terrorism Swimmer Detection System (SDS). The SDS is a wide band high frequency sonar system designed specifically to detect and classify underwater terrorist threats.

The Company, in collaboration with Lockheed Martin Canada, is also involved in the design of a wide band sonar projector.  Northstar and Lockheed Martin are considering utilizing its design in several military sonar products.

Contract Manufacturing

Northstar remained active pursuing contract manufacturing opportunities during 2006.  As mentioned, during the fourth quarter of 2005 we were awarded a US$1.2M Command and Control Console Contract to perform a technology update and test command and control consoles for the Canadian Navy’s Victoria class submarines as well as the refurbishment of the Victoria class submarine’s command display. This contract is covered under the Manufacturing License Agreement we signed with Lockheed Martin in 2003. We realized the majority of the revenue from this project during 2006. Subsequent to the year end NNL received a contract in aeronautics.

Northstar Network has submitted quotes on the following Canadian and US Programs, amongst others:

- Multi mode fiber optic cables for the Joint Strike Fighter airplane

- Sonar equipment design and manufacture

- Manufacture of Swimmer Detection systems

We are attempting to expand our electronic contract manufacturing business with our current customers, as well as with customers in the offshore oil and gas, transportation and communication industries

Systems Integration

During 2002 and 2003 we carried out the development of the sonar hardware and mechanical housing for the Swimmer Detection system (SDS), as mentioned above. We conducted the project as a system integration in that Northstar Network was the project manager and engineering manager and contracted other companies to perform sub-tasks. Northstar then brought all the sub-tasks together to build and test the final system.  The Company continues to pursue further contract systems integration business in 2007.

Results of Operations

Gross margins declined to 54% for 2006 compared with 58% for 2005, 73% for 2004, 74% for 2003, 59% in 2002 and 44% in 2001. The margin for 2006 is comparable to 2005. The percentage decrease from 2004 and 2003 was created by an increase in the lower margined contract sales volume included in revenue during 2006. A significant cause of any fluctuation in the gross margin percentages would be due to changes in the revenue mix where the Company is now generating revenue with significantly more direct costs attached.

In 2006 the Company spent $ 598,971 on design engineering and prototype development related to the development of underwater sonar technology ($816,622 in 2005, $707,697 in 2004, $848,277 in 2003 and $609,299 in 2002). The Company received contract revenues of $577,237 in 2006 (2005 - $492,810, 2004 - $122,489, 2003 - $325,000 and 2002 -$179,269) and government incentive research and development recoveries of $311,698 included in revenues (2005 - $671,720, 2004 - $547,338, 2003 - $626,496 and 2002 -$218,597) during the current year to offset certain of these costs. The direct result of extensive spending on design engineering and prototype development during the current year has been a loss of $(969,286) for 2006 compared to losses of $(984,768) for 2005 $(831,541) for 2004 $(693,145) for 2003 $(792,135) in 2002 and $(441,924) in 2001.

The Company expects that design and manufacture of defense systems will continue to be a major component of its business over the next five years.

Liquidity and Capital Resources

The Company used cash in operations of $(607,410) in 2006 compared to cash used by operations of $(311,237) in 2005, $(634,218) in 2004, $(368,708) in 2003, $(589,419) during 2002 and cash used by operations of $(138,931) during 2001.  In 2006, the Company was successful in raising equity financing of $ 304,325 compared to $87,191 equity funding during 2005. The net cash was used to fund operations.

The Company’s working capital and capital requirements will depend on many factors, including the ability of the Company to increase sales from marketing of the NETMIND system in order to generate sufficient funds to cover the current level of operating expenses. The Company further intends to create working capital from the business to be generated pursuant to the Manufacturing License Agreement with Lockheed Martin. During the most recent fiscal year the Company increased its long-term debt by $198,327 (2005 - $107,540). The Company is negotiating to secure an equity financing in the short term and is in discussions with several financing firms. The Company also expects to increase revenues in 2007 from sales of its NETMIND system and related products. During 2006 the Company enhanced its net symmetry system, the first commercial product resulting from the Aquacomm program. As well, the Company has tendered proposals and price quotations on submarine control console manufacturing contracts, a naval anti terrorist system manufacturing contract and other manufacturing contracts, all of which are anticipated to be awarded in 2007.

The availability of sufficient future funds will depend to an extent on product sales and the obtaining of manufacturing contracts on a timely basis. Accordingly, the Company may be required to issue securities to finance any working capital requirements. There can be no assurance whether or not such future financings will be available or on satisfactory terms.

Working Capital and Operations

The Aquacomm research and development program was completed in 2006 and the Company’s focus is now on converting the results of the program into commercial products and therefore reducing non recoverable research and development expenses for 2007. During 2006 the Company implemented measures to reduce annual costs by approximately $450,000 per annum, including reduced research and development the net benefits of which are expected to accrue in 2007.

The Company has approximately 18% remaining on the submarine command and control console contract with Lockheed Martin to complete in 2007.

During 2006 we provided price quotations to Lockheed Martin for console contracts, we have bid on a defense contract to provide parts for the retrofitting of military airplanes and we have bid on a defense underwater system contract. (see comments under ‘Contract Manufacturing’)

Over the next twelve months the Company will require approximately $400,000 to cover the costs associated with contracts and an additional approximately $350,000 for working capital. The Company is attempting to secure financing of $750,000 by way of private placement and is in discussions with several interested parties thereto.

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

Item 7. Financial Statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Financial Statements

December 31, 2006 and 2005

(US Dollars)

Index

Page

Report of Independent Registered Public Accounting Firm

F-1

Consolidated Financial Statements

Consolidated Balance Sheets

F-2

Consolidated Statements of Operations

F-3

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

F-4

Consolidated Statements of Cash Flows

F-5

Notes to Consolidated Financial Statements

F6 - 18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE DIRECTORS AND STOCKHOLDERS OF NORTHSTAR ELECTRONICS, INC.

We have audited the consolidated balance sheets of Northstar Electronics, Inc. as at December 31, 2006 and 2005 and the consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years ended December 31, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in Canada and the standards of the Public Company Accounting Oversight Board (PCAOB) (United States of America).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2006 and 2005 and the results of its operations and its cash flows for each of the three years ended December 31, 2006 in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going-concern. As discussed in note 1 to the financial statements, the Company has a working capital deficiency and has sustained operating losses for each of the past three years. These matters raise substantial doubt about the Company’s ability to continue as a going-concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in note 2(l) to the consolidated financial statements, in 2006 the Company adopted SFAS No. 123R, which relates to accounting for stock-based compensation.

/s/ Pannell Kerr Forster

Chartered Accountants

(registered with the PCAOB as “Smythe Ratcliffe”)

Vancouver, Canada

April 14, 2007

NORTHSTAR ELECTRONICS, INC.

Consolidated Balance Sheets

December 31

(US Dollars)

	2006	2005

Assets

Current
Cash	$24,300	$46,905
Accounts receivable (note 5)	133,664	819,419
Inventory	257,207	440,707
Prepaid expenses	51,975	24,864
Total Current Assets	467,146	1,331,895
Intangible (note 6)	26,019	37,285
Equipment (note 6)	$48,716	$78,193

Total Assets	$541,881	$1,447,373

Liabilities

Current
Accounts payable and accrued liabilities	$817,567	$1,372,745
Loans payable (note 7)	69,428	50,000
Deferred revenue (notes 2(a) and (g))	279,696	461,544
Current portion of long-term debt (note 9)	140,232	148,988
Total Current Liabilities	1,306,923	2,033,277
Long-Term Debt (note 9)	610,003	447,855
Discount on Long-Term Debt (note 9)	304,042	259,107
Due to Cabot Management Limited (note 8)	90,635	89,873
Due to Director (note 8)	170,372	120,055
Total Liabilities	2,481,975	2,950,167

Stockholders’ Deficit

Common Stock
Authorized
100,000,000 Common shares with a par value of $0.0001 each
20,000,000 Preferred shares with a par value of $0.0001 each
Issued and outstanding
22,519,132 (17,060,715 - 2005) Common shares	2,252	1,706
Additional Paid-in Capital	4,365,236	3,829,439
Other Comprehensive Loss	(183,349)	(178,992)
Accumulated Deficit	$(6,124,233)	$(5,154,947)
Total Stockholders' Equity (Deficit)	$(1,940,094)	$(1,502,794)
Total Liabilites and Stockholders' Equity (Deficit)	$541,881	$1,447,373
Contingencies and Commitment (notes 10 and 11)

See notes to consolidated financial statements.

NORTHSTAR ELECTRONICS, INC.

Consolidated Statements of Operations

Years Ended December 31

(US Dollars)

	2006	2005	2004

Revenues (notes 2(a) and 4)	$1,460,508	$1,629,594	$1,461,528
Discounts	116,241	94,066	129,111

Revenues, net of discounts	1,344,267	1,535,528	1,332,417
Cost of Goods Sold	614,444	583,870	245,305

Gross Margin	729,823	951,658	1,087,112

Expenses
Salaries, wages and benefits	618,512	238,552	442,831
Research and development	494,158	890,510	781,151
Tax credits on research and development	(104,936)	(118,928)	(161,450)
Travel, marketing and business development	128,999	247,144	307,009
Consulting	96,116	224,709	136,201
Rent	108,510	122,088	121,434
Professional fees	100,346	98,898	94,552
Office	85,741	93,006	86,561
Interest and bank charges	66,893	64,638	21,580
Telephone, light and heat	45,616	47,086	50,217
Directors' remuneration	33,868	0	0
Miscellaneous	0	0	3,283
Amortization	25,286	28,723	35,284

	1,699,109	1,936,426	1,918,653

Net Loss for Year	(969,286)	(984,768)	(831,541)
Other Comprehensive Loss	$(4,357)	$(41,788)	$(54,831)

Total Comprehensive Loss	$(973,643)	(1,026,556)	(886,372)

Loss Per Share	$(0.05)	$(0.06)	$(0.05)

Weighted Average Number of Common
Shares Outstanding	18,825,097	16,371,329	15,774,802

See notes to consolidated financial statements.

NORTHSTAR ELECTRONICS, INC.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Years Ended December 31

(US Dollars)

See notes to consolidated financial statements.

NORTHSTAR ELECTRONICS, INC.

Consolidated Statements of Cash Flows

Years Ended December 31

(US Dollars)

	2006	2005	2004

Operating Activities
Net loss	$(969,286)	$(984,768)	$(831,541)
Items not involving cash
Amortization	25,286	28,723	35,284
Stock-based and uncompensated services	113,157	17,617	10,932
Services paid with common stock	118,315	193,386	97,144
Changes in Non-Cash Working Capital
Accounts receivable	685,755	(558,690)	(6,784)
Prepaid expenses	(27,111)	(8,783)	(3,792)
Inventory	183,500	(278,980)	17,882
Accounts payable and accrued liabilities	(555,178)	942,204	157,411
Deferred revenue	(181,848)	338,054	(110,754)

Cash Used in Operating Activities	(604,410)	(331,237)	(634,218)

Investing Activities
Acquisition of equipment	0	0	(13,531)
Disposal of equipment	12,457	3,111	0

Cash Provided by (Used in) Investing Activities	12,457	3,111	(13,531)

Financing Activities
Issuance of common stock for cash	304,700	87,191	100
Loans payable (repayment)	19,428	(2,205)	(2,927)
New long-term financing	663,070	256,528	162,372
Repayment of debt	(464,743)	(148,988)	(83,527)
Advances from directors	50,317	118,434	23,900

Cash Provided by Financing Activities	572,772	310,960	99,918

Effect of Foreign Currency Translation on Cash	(424)	(13,570)	(7,568)

Outflow of Cash	(22,605)	(10,736)	(555,399)
Cash, Beginning of Year	46,905	57,641	613,040

Cash, End of Year	$24,300	$46,905	$57,641

Supplemental Information
Interest paid	$55,314	$47,816	$14,052

See notes to consolidated financial statements.

NORTHSTAR ELECTRONICS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

(US Dollars)

1.

ORGANIZATION, BASIS OF PRESENTATION AND NATURE OF OPERATIONS

These financial statements include the accounts of Northstar Electronics, Inc. ("the Company") and its wholly owned subsidiaries Northstar Technical Inc. ("NTI") and Northstar Network Ltd. ("NNL").  All inter-company balances and transactions are eliminated.  The parent company was incorporated on May 11, 1998 in the state of Delaware and had no operations other than organizational activities prior to the January 26, 2000 acquisition of 100% of the shares of NTI for the issuance of 4,901,481 shares of treasury stock with the former shareholders of the subsidiary receiving a majority of the total shares of the Company then issued and outstanding.  The transaction was accounted for as a reverse take over resulting in the consolidated financial statements including the results of operations of the acquired subsidiary prior to the merger.

The Company, through its subsidiaries, develops, produces and sells an undersea wireless communications system ("Netmind") and manufactures, under contract, defence and aerospace electronic systems.  The Company also carries out research and development activities for customers on specific fixed price contract bases.

The Company's business activities are conducted principally in Canada and the financial statements are prepared in accordance with accounting principles generally accepted in the United States of America with all figures translated into United States dollars for financial reporting purposes.

The accompanying financial statements have been prepared assuming the Company will continue as a going-concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During 2006 the Company incurred a net loss of $969,286 and at December 31, 2006 had a working capital deficiency (an excess of current liabilities over current assets) of $865,169, including $165,624 of long-term debt due within one year and $279,696 in deferred revenue which will be included in revenue in 2007. Management has undertaken initiatives for the Company to continue as a going-concern. For example, the Company is negotiating to secure an equity financing in the short-term and is in discussions with several financing firms. The Company also expects to increase revenues in 2007 from contract manufacturing revenues and sales of its NETMIND system and related products. The Company has tendered proposals and price quotations on an aircraft carrier anti terrorism system manufacturing contract along with other anti terrorist and military contracts originally anticipated to be awarded in 2006, and now anticipated in 2007. These initiatives are in recognition that for the Company to continue as a going-concern it must generate sufficient cash flow to cover its obligations and expenses. In addition, management believes these initiatives can provide the Company with a solid base for profitable operations, positive cash flows and reasonable growth. Management is unable to predict the results of its initiatives at this time. Should management be unsuccessful in its initiative to finance its operations, the Company’s ability to continue as a going-concern is uncertain.

NORTHSTAR ELECTRONICS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

(US Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES

(a)

Revenue recognition

Revenue from the sales of the NETMIND system is recognized on an accrual basis based on agreed terms with the customers.  Sales are recorded when the systems are delivered and the customer is invoiced at the agreed terms and collection is reasonably assured.

Contract manufacturing revenues from sales are recorded as each contracted unit is delivered to the contracting customer.

Revenue or loss from fixed price research and development contracts is recognized using the percentage of completion method whereby revenue or loss is recognized at the same percentage that contract costs to date is of total costs at contract completion.

Total revenue includes sales of $1,148,810 and recovery of research and development costs of $311,698: (2005 - $957,874 and $671,720, respectively, and 2004 - $828,260 and $633,268, respectively). Recovery of research and development costs is recognized on a periodic basis as cost recovery is applied for.

(b)

Inventory

Inventories consist of components valued at the lower of average cost and net realizable value.

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

(e)

Equipment

Equipment is recorded at cost less any government assistance received and is being amortized over their estimated useful lives or term of lease, whichever is shorter, using the following rates:

Computer equipment

30% declining-balance

Computer software

30% declining-balance

Furniture and equipment

20% declining-balance

Manufacturing equipment

20% declining-balance

Leasehold improvements

20% straight-line

NORTHSTAR ELECTRONICS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

(US Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

(f)

Long-lived assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, establishes a single accounting model for long-lived assets to be disposed of by sale including discontinued operations.  SFAS 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations.

As such, these long-lived assets of the Company are reviewed when changes in circumstances require as to whether their carrying value has become impaired, pursuant to SFAS 144.  Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges).  If impairment is deemed to exist, the assets will be written down to fair value, less cost to sell.

(g)

Government assistance

The Company’s subsidiaries have been awarded assistance under certain Government of Canada assistance programs.  Amounts received or receivable under these programs are recorded as revenue at the time the amounts are approved for payment by the government agency. Advances for expenses, which the Company has yet to incur are included in deferred revenue (2006 - $92,264, 2005 -$232,443).

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

NORTHSTAR ELECTRONICS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

(US Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

(j)

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant areas requiring the use of management estimates relate to revenue recognition, the determination of the impairment of assets, the estimation of useful lives, rates and methods for amortization, inventory valuation and realization, recognition of bad debt allowances, the calculation of stock based compensation, accounts payable and accrued liabilities and deferred revenue.  Management believes the estimates are reasonable, however, actual results could differ from those estimates and would impact future results of operations and cash flows.

(k)

Net loss per share

Net loss per share calculations are based on the weighted average number of common shares outstanding during the year.  Diluted loss per share is not shown as the effects of the outstanding stock options and warrants are anti-dilutive.

(l)

Stock-based compensation

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment”.  SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using option pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service period in the Company’s financial statements.  Stock-based compensation expense recognized during the period is based on the value of the portion of the stock-based payment awards that are ultimately expected to vest during the period.  The Company estimates the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R and the Company’s prior period pro-forma disclosures of net earnings.  The Black-Scholes valuation model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock.  The expected stock price volatility assumption was determined using historical volatility of the Company’s common stock.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model using the following weighted average assumptions and amortized on a straight-line basis over the vesting period..

	Risk Free Interest Rate	Expected Life	Dividend Yield	Expected Volatility

Years ended
December 31, 2006	4.69%	3 years	0%	83.41%
December 31, 2005	3.99%	5.79 years	0%	84.96%

NORTHSTAR ELECTRONICS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

(US Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

(l)

Stock-based compensation (Continued)

The Company previously applied the intrinsic value method of accounting as prescribed by APB Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations, in accounting for options granted to employees.  As such, compensation expense was recorded on the date of the grant when the market price of the underlying stock exceeded the exercise price.  SFAS 123 established accounting and disclosure requirements when using the fair value based method of accounting for stock-based compensation plans.

Effective January 1, 2006, the Company adopted the requirements of SFAS 123R and estimates the fair value of share-based payment awards on the date of grant using an option-pricing model.

As allowed by SFAS 123, the Company elected to apply the intrinsic value-based method of accounting described above during the comparative years 2005 and 2004 and adopted the disclosure requirements of SFAS 123.  Had compensation expense been determined as provided in SFAS 123 using the Black-Scholes option-pricing model during 2005 and 2004, the pro-forma effect on the Company’s net loss and per share amounts would have been as follows:

	2005	2004

Net loss, as reported	$(984,768)	$(831,541)
Total stock-based compensation determined under fair value based method	(40,932)	(38,552)

Net loss, pro forma	$(1,025,700)	$(870,093)

Loss per share, as reported	$ (0.06)	$ (0.05)
Total stock-based compensation determined under fair value based method	(0.01)	(0.01)

Loss per share, pro forma	$ (0.07)	$ (0.06)

The Company granted stock options to directors and consultants and accounted for the options using the Black-Scholes option pricing model resulting in expense of $33,868 recorded by the Company in 2006 ($10,752 in 2005 and $nil in 2004). In addition, during 2006 $3,051 (2005 - $6,865; 2004 - $10,932) relating to stock options granted and vested in a prior year, for legal services have been expensed as professional fees.

(m)

Recent accounting pronouncements

(i)

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

NORTHSTAR ELECTRONICS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

(US Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m)

Recent accounting pronouncements (Continued)

(ii)

In March 2005 FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligation,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a Conditional Asset Retirement Obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material effect on the Company’s financial position, results of operations or cash flows.

(iii)

In May 2005 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which replaced Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 had no impact on the Company’s financial statements.

(iv)

In June 2006 the FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two step process. In the first step, recognition, the Company determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more likely than not criteria. The tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in: a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, b) a reduction in a deferred tax asset or an increase in a deferred tax liability, or c) both a and b. Tax positions that previously failed to meet the more likely than not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met.

NORTHSTAR ELECTRONICS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

(US Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m)

Recent accounting pronouncements (Continued)

(iv)

(Continued)

Previously recognized tax positions that no longer meet the more likely than not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This interpretation is effective for fiscal years beginning after December 15, 2006.

(v)

On September 13, 2006 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carry over or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006.

(vi)

In September 2006 FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“FAS 157”). FAS157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for fiscal years beginning after November 15, 2007.

The implementation of these new standards is not expected to have a material effect on the Company’s financial statements.

3.

FINANCIAL INSTRUMENTS

(a)

Fair values

The carrying values of cash, accounts receivable, accounts payable and accrued liabilities and loans payable approximate their fair values because of the short maturity of these financial instruments. The carrying value of long-term debt, net of discount for interest free loans, and the significant portion of long-term debt being interest free, amounts due to directors and Cabot Management, and loans payable all approximate their fair values.

(b)

Interest rate risk

The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary current assets and current liabilities.

(c)

Credit risk

The Company is exposed to credit risk with respect to its accounts receivable. The Company follows a program of credit evaluations of customers and limits the amount of credit extended when deemed necessary. The Company maintains provisions for

NORTHSTAR ELECTRONICS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

(US Dollars)

3.

FINANCIAL INSTRUMENTS (Continued)

potential credit losses and any such losses to date have been within management’s expectations.

(a)

Currency risk

The Company translates the results of operations into US currency using rates approximating the weighted average exchange rate for the year. The exchange rate may vary from time to time.

5.

ECONOMIC DEPENDENCE

During 2006, one source accounted for 41% of the Company's revenue (38% 2005 and 45% 2004).  During the year, one other contract accounted for 32% of the Company’s sales revenue. The Company is completing a contract with this customer and has no further contracts in place at this time, although additional orders are anticipated from this customer.

6.

ACCOUNTS RECEIVABLE

	2006	2005

Trade receivables	$59,922	$713,581
Investment tax credits receivable	73,742	105,838

	$133,664	$819,419

7.

EQUIPMENT

	2006
		Accumulated
	Cost	Amortization	Net

Manufacturing equipment	$113,118	$91,866	$21,252
Furniture and equipment	50,428	37,816	12,612
Computer equipment	52,253	41,867	10,386
Computer software	13,519	10,305	3,214
Leasehold improvements	10,944	9,692	1,252

	$240,262	$191,546	$48,716

NORTHSTAR ELECTRONICS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

(US Dollars)

7.

EQUIPMENT (Continued)

	2005
		Accumulated
	Cost	Amortization	Net

Computer equipment	$56,314	$44,561	$11,753
Computer software	75,474	62,592	12,882
Furniture and equipment	52,257	34,709	17,548
Manufacturing equipment	69,961	36,949	33,012
Leasehold improvements	10,851	7,853	2,998

	$264,857	$186,664	$78,193

Intangible asset

The Company acquired the design rights and tooling for a significant component of its Netmind system at a cost of $37,285 amortized to $26,019.  The asset has an indefinite life and is tested for impairment annually.

8.

LOANS PAYABLE

	2006	2005

10% term loan	$55,833	$50,000
Loans – unsecured, non-interest bearing with no fixed terms of repayment	13,595	0

	$69,428	$50,000

9.

RELATED PARTY TRANSACTIONS

(a)

The amount due to Cabot Management Limited, an associated private company related by a common shareholder and director, bears no interest, has no set terms of repayment and is subordinated to amounts due to ACOA.

(b)

The amount due to directors has no set terms of repayment and is subordinated to amounts due to ACOA.  Of the total, 75% bears no interest and 25% accrues interest at the rate of $433 (Cdn$500) and 3000 shares per week.

(c)

During the year the Company was charged $52,900 (Cdn$60,000 – 2005:Cdn $60,000) for technical consulting by a company controlled by a director. Of these fees, $79,673 is included in accounts payable and accrued liabilities at December 31, 2006 and has been settled by the commitment to issue shares of common stock.

NORTHSTAR ELECTRONICS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

(US Dollars)

10.

LONG-TERM DEBT

	2006	2005

Atlantic Canada Opportunities Agency (“ACOA”)
Interest-free unsecured loan repayable in monthly payments of Cdn $5,938 commencing April 2005 (Cdn $484,350; 2005 – Cdn $493,350)	$420,077	$424,281
Interest-free unsecured loan to a maximum of Cdn $329,375, repayable in monthly payments of Cdn $5,490 commencing July 2007 (Cdn $288,906; 2005 – Cdn $177,001)	250,568	152,221
Interest-free unsecured loan repayable in monthly payments of Cdn $6,469 commencing August 2007 (Cdn $388,156; 2005 – Cdn $172,500)	336,648	148,350
Interest-free unsecured loan repayable annually at 5% of gross annual export sales for the preceding fiscal year commencing August 2008 (Cdn $nil; 2005 – Cdn $28,234)	0	24,280
Interest-free loan repayable in 72 monthly consecutive installments of Cdn $3,119 (Cdn $18,691; 2005 – Cdn $56,119)	16,211	48,262
Interest-free loan repayable in monthly installments of Cdn $867 (Cdn $16,220; 2005 – Cdn $26,624)	14,068	22,897
Interest-free unsecured loan to a maximum of Cdn $102,691, repayable in monthly payments of Cdn $1,712 commencing July 2007 (Cdn $19,262; 2005 – Cdn $14,502)	16,705	12,472
Interest-free loan, monthly principal repayments of Cdn $3,256 (2005 – Cdn $16,252)	0	13,976
12% loan with monthly principal repayments of Cdn $1,786 plus interest (2005 – Cdn $10,710)	0	9,211

	1,054,277	885,950
Less: Current portion	140,232	148,988

	914,045	706,962
Discount on interest-free loans payable	(304,042)	(259,107)

	$610,003	$447,885

NORTHSTAR ELECTRONICS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

(US Dollars)

10.

LONG-TERM DEBT (Continued)

Principal repayment terms are approximately as follows:

2007	$140,232
2008	199,104
2009	186,260
2010	197,805
2011	195,121
Thereafter	135,755

$1,054,277

11.

CONTINGENT LIABILITIES

(a)

The Company is a defendant in a lawsuit which commenced against them in 1999 by the Company’s  former master distributor.  The former distributor has alleged that the Company has interfered with the ability of the former distributor to sell products. The Company has filed a counter claim for monies owing to the Company by the former distributor.

(b)

The Company is contingently liable to repay $1,885,476 in assistance received under the Atlantic Innovation Fund. The assistance is repayable annually at the rate of 5% of gross revenues from sales of products resulting from the Aquacomm research and development project. Gross revenues are to be calculated for the fiscal year immediately preceding the due date of the respective payment. Repayment is to continue until the assistance is repaid in full. To December 31, 2006 gross revenues from resulting products is $48,171 and a liability for repayment of $2,732 has been recognized.

12.

COMMITMENT

The Company is committed to minimum rental payments for property and premises aggregating $315,200 over the terms of leases expiring 2008 and 2011. Commitments over the next five years are approximately as follows:

2007	$78,000
2008	78,000
2009	59,700
2010	59,700
2011	39,800

NORTHSTAR ELECTRONICS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

(US Dollars)

13.

STOCK OPTIONS

The following table summarizes the Company's stock option activity for the years ended December 31, 2006 and 2005:

	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price

Balance, December 31, 2003	3,136,500	$ 0.50 to $ 1.00	$ 0.57
Granted during the year – employees	1,195,000	$ 0.50	$ 0.50
Cancelled/Expired	(1,375,000)	$ 0.50	$ 0.62

Balance, December 31, 2004	2,956,500	$ 0.50	$ 0.50
Granted during the year - employees	137,500	$ 0.50	$ 0.50
Cancelled/Expired	(225,000)	$ 0.50	$ 0.50

Balance, December 31, 2005		$ 0.50	$ 0.50
Granted during the year – directors	500,000	$ 0.25	$ 0.25
consultants	250,000	$ 0.25	$ 0.25
Cancelled/Expired	(525,000)	$ 0.50	$ 0.50

Balance, December 31, 2006	3,094,000	$ 0.25 - $ 0.50	$ 0.46

As at December 31, 2006 and 2005, the outstanding stock options granted to directors, employees and others are as follows:

	Exercise	Number of Shares
Expiry Date	Price	2006	2005

September 17, 2006	$ 0.50	0	50,000
June 25, 2007	$ 0.50	125,000	125,000
June 25, 2007	$ 0.75	175,000	175,000
July 5, 2007	$ 0.50	815,000	815,000
April 30, 2008	$ 0.50	0	150,000
July 8, 2008	$ 0.50	22,500	22,500
February 12, 2009	$ 0.50	590,000	640,000
October 12, 2009	$ 0.50	5,000	20,000
December 31, 2009	$0.50	120,000	120,000
March 1, 2010	$ 0.50	50,000	50,000
December 15, 2010	$ 0.50	169,000	204,000
April 24, 2011	$ 0.50	0	25,000
October 30, 2011 (note 14)	$ 0.25	750,000	0
December 4, 2011	$ 0.50	10,000	10,000
November 17, 2012	$ 0.50	0	25,000
December 19, 2012	$ 0.50	187,500	300,000
May 1, 2013	$ 0.50	25,000	25,000
April 7, 2014	$ 0.50	0	25,000
March 1, 2015	$ 0.50	50,000	87,500

Total outstanding and exercisable		3,094,000	2,869,000
Weighted average outstanding life of options (years)		2.72	3.32

NORTHSTAR ELECTRONICS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

(US Dollars)

13.

STOCK OPTIONS (Continued)

Warrants

In 2004, the Company issued 1,428,570 warrants exercisable at $0.50 per share. The warrants provide for a cashless exercise and expire in August 2010.

In 2005, the Company issued 389,170 Class A warrants exercisable at $0.50 per share and 389,170 Class B warrants exercisable at $0.75 per share.  The Class A and Class B warrants expire six months after the closing bid price for the common stock of the Company has been over $0.65 and $1.00 per share respectively for five consecutive trading days.

In 2005, the Company issued 100,000 warrants exercisable at $0.50 per share, 100,000 warrants exercisable at $0.75 per share, 100,000 warrants exercisable at $1.00 per share, and 100,000 warrants exercisable at $1.25 per share.  The warrants expire in May 2009.

In 2006, the Company issued 2,700,000 half share purchase warrants.  One share purchase warrant is exercisable at $0.15 to acquire one share of common stock.  The warrants expire during 2011.

14.

INCOME TAXES

The Company’s subsidiaries have operating losses approximating $3,400,000 that may be carried forward to apply against future year's Canadian taxable income expire in 2008 through 2026.  The tax effect has not been recorded in these consolidated financial statements.

Components of future income tax assets are:

	2006	2005

Non-capital loss carry-forwards	$3,400,000	$2,332,000
Approximate tax rate	31.12%	35.62%

	1,058,000	831,000
Valuation allowance	(1,058,000)	(831,000)

	$0	$0

15.

SUBSEQUENT EVENTS

(a)

Subsequent to December 31, 2006 the Company cancelled 250,000 of stock options granted to a director in 2006.

(a)

The Company issued 2,025,000 shares of common stock for proceeds of $150,000 and issued 757,500 shares for services valued at $75,700.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act

            Name of Director

Age

Office

Wilson Russell, PhD

61

President and Principal Financial Officer

            David Buttle, PhD                    58                     Director

Item 10. Executive compensation

During the year the Company paid $96,832 (2005 - $131,580; 2004 - $117,030; 2003 - $53,550) to Wilson Russell, the Company’s president, for his services.

12

Item 11. Security Ownership of Certain Beneficial Owners and Management

Class

Name and Address

    Number of Shares

Percentage of Shares*

Common

Wilson Russell

                 3,361,191

          14.93%

560 West 29th Avenue

Vancouver, B.C.

Canada    V5Z 2H7

Common

David Buttle

                     89,399

            0.40%

The Well House, Burkham

Wokington, Berkshire

United Kingdom RG114P5

Common

All officers and directors as a group    3,450,590

          15.33%

 *Based on 22,519,132 shares of common stock issued and outstanding December 31, 2006

Item 12. Certain Relationships and Related Transactions

No change since previous filing

13

Item 13.Exhibits and Reports on Form 8-K

Exhibit 31.1 - Section 906 Certification of Periodic Report of the Chief

      Executive Officer.

Exhibit 32.1 - Section 302 Certification of Periodic Report of the Chief

No Form 8K was filed during the fourth quarter of 2006

Item 14. Principal Accountants Fees and Services

During 2006 the Company’s auditors received approximately $52,300 in remuneration for audit and related (quarterly review) services. No other services were provided to the Company by its auditors and principal accountants.

During 2005 the Company’s auditors received approximately $37,500 in remuneration for audit and related (quarterly review) services. At December 31, 2005, the Company accrued an additional $32,379 in fees payable to those same auditors towards  the 2005 audit fees. No other services were provided to the Company by its auditors and principal accountants.

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

(Registrant)

Northstar Electronics, Inc.

  By (Signature and Title)                   /S/ WILSON RUSSELL

  Date

April 16, 2007

Wilson Russell, PhD, President, Principal Financial Officer

  By (Signature and Title)                     /S/ DAVID BUTTLE

  Date   April 16, 2007                        David Buttle, PhD, Director

                                 14

Exhibit 31.1

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

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors or persons performing the equivalent functions:

a)

all significant deficiencies in the design or operation of internal controls which could >adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)

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

Date: April 16, 2007                   /s/  Wilson Russell________________

                                                       Wilson Russell, President and Principal Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 W.S.C. SECTION 1350 as adopted and PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, the undersigned Chief Executive Officer and Chief Financial Officer, or persons fulfilling similar functions, each certify:

(i)

That the financial information included in this Annual Report fairly presents in all material respects the financial condition and results of operations of the Company as of December 31, 2006 and for the periods presented in the report; and

(ii)

That the Annual Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities exchange Act of 1934

Date:

  April 16, 2007                  By:    /s/ Wilson Russell

                                                       Title:

President and Principal Financial Officer