Form 10QSB
period 2007-03-31
NORTHSTAR ELECTRONICS INC
filed 2007-05-15
CIK 1082027

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES

     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2007

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

Yes [] No []  Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

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

Common shares as of May 1, 2007: 25,441,632

Transitional Small Business Disclosure Format (check one):

Yes []  No [X]

NORTHSTAR ELECTRONICS

FORM 10-QSB

TABLE OF CONTENTS

PAGE

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET (UNAUDITED)

at March 31, 2007 and at December 31, 2006 ..........................................................................1

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

for the Three Months Ended March 31, 2007 and 2006........................................................2

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

for the Three Months Ended March 31, 2007........................................................................3

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31, 2007 and 2006…................................................................4

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)........................5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

============================================================================

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NORTHSTAR ELECTRONICS, INC.

Consolidated Balance Sheets

U.S. Dollars

          March 31

December 31

                      2007                  2006

ASSETS                                                                                           unaudited             audited

Current

Cash

          $  29,504

$  24,300

Receivables

140,032

  133,664

Inventory and work in progress

264,270

  257,207

Prepaid expenses

  25,638

    51,975

Total Current Assets

             459,444              467,146

Intangible asset                                                                                        24,900                26,019

Property and equipment

  43,360

    48,716

Total Assets

           $527,704             $541,881

LIABILITIES

Current

Accounts payable and accrued liabilities

           $733,282            $817,567

Loans payable

 69,810

    69,428

            Deferred revenue                                                                      274,174              279,696

Current portion of long term debt

           169,668

  140,232

Total Current Liabilities

         1,246,934             1,306,923

Long term debt

           945,682

  914,045

Due to Cabot Management Limited

             90,510

    90,635

Due to Directors

           210,024

  170,372

Total Liabilities

         2,493,150             2,481,975

STOCKHOLDERS’ EQUITY

Common Stock

Authorized

100,000,000 shares of common stock with a par value of $0.0001 each

  20,000,000 shares of preferred stock with a par value of $0.0001 each

Issued and outstanding

  25,019,632 shares of common stock

                           2,502                  2,252

                         (22,519,132 December 31, 2006)

Additional paid in capital

         4,543,506            4,365,236

Other comprehensive income

(loss)

          (179,767)

(183,349)

Deficit

                               (6,331,687)          (6,124,233)

Total Stockholders’ Equity (Deficit)

                   (1,965,446)          (1,940,094)

Total Liabilities and Stockholders’ Equity

                                 $527,704              $541,881

See notes to the consolidated financial statements

See notes to the consolidated financial statements

See notes to the consolidated financial statements

See notes to the consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2007

Unaudited

U.S. Dollars

1.

ORGANIZATION AND BASIS OF PRESENTATION

These financial statements include the accounts of Northstar Electronics, Inc. (“the Company”) and its wholly owned subsidiaries Northstar Technical Inc. (“NTI”) and Northstar Network Ltd. (“NNL”). All inter company balances and transactions are eliminated. The Company was incorporated May 11, 1998 in the State of Delaware and had no operations other than organizational activities prior to the January 2000 merger with NTI described as follows: On January 26, 2000 the Company completed the acquisition of 100% of the shares of NTI. The Company, with the former shareholders of NTI receiving a majority of the total shares then issued and outstanding, effected the merger through the issuance of 4,901,481 shares of common stock from treasury. The transaction has been accounted for as a reverse take over resulting in the consolidated financial statements including the results of operations of the acquired subsidiary prior to the merger.

The Company’s business activities are conducted principally in Canada but these financial statements are prepared in accordance with accounting principles generally accepted in the United States with all figures translated into United States dollars for reporting purposes.

These unaudited consolidated interim financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information, are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s December 31, 2006 Form 10-KSB.

In the opinion of the Company’s management, this consolidated interim financial information reflects all adjustments necessary to present fairly the Company’s consolidated financial position at March 31, 2007 and the consolidated results of operations and the consolidated cash flows for the three months then ended. For the three months ended March 31, 2007, 33% of the Company’s revenues were generated from one contract (March 31, 2006, 49% of the Company’s revenues were generated from one contract). The Company is continually marketing its services for follow on contracts.

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months to March 31, 2007 the Company incurred a net loss of $207,454 (year to December 31, 2006: $969,286) and at March 31, 2007, had a working capital deficiency (an excess of current liabilities over current assets) of $787,490 (December 31, 2006: $839,777), including $169,668 of long term debt due within one year (December 31, 2006: $140,232).

Management has undertaken initiatives for the Company to continue as a going concern: for example, the Company is negotiating to secure an equity financing in the short term and is in discussions with several financing firms. The Company also expects to increase second quarter 2007 revenues from sales of its NETMIND system and related products. As well, the Company has been awarded a submarine control console spare-parts manufacturing contract that will result in increased revenue. These initiatives are in recognition that the Company to continue as a going concern it must generate sufficient cash flow to cover its obligations and expenses. In addition, management believes these initiatives can provide the Company with a solid base for profitable operations, positive cash flows and reasonable growth. Management is unable to predict the results of its initiatives at this time. Should management be unsuccessful in its initiative to finance its operations the Company’s ability to continue as a going concern is uncertain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue its operations as a going concern.

2.

COMMON STOCK

During the three months ended March 31, 2007 the following shares of common stock were issued:

For services: 500,500 shares fairly valued at $44,270, the market value of those services

For cash: 2,000,000 shares for $150,000

3.

LONG TERM DEBT

Balance due to Atlantic Canada Opportunities Agency ("ACOA")

December 31, 2006

$1,054,277

Increase in ACOA funding during the quarter

       61,073

Balance due to ACOA March 31, 2007                                                 1,115,350

Less current portion

     169,668

                                                                                                             $  945,682

4.

REVENUE

                                                                        Three months 2007       Three months 2006

Revenue consists of: NETMIND sales                       $107,706                     $181,118

                                  Contract sales                             62,621                       311,001

                                  Government assistance                17,205                       144,824

                                                                                 $187,532                     $636,943

5.

CONTINGENCIES

(i)       The Company is a defendant in a lawsuit commenced against them in 1999 by their former master distributor.  The former distributor has alleged that the Company has interfered with the ability of the former distributor to sell products.  The Company has filed a counter claim for monies owing by the former distributor to the Company.

(ii)   The Company is contingently liable to repay $1,997,144 in assistance received under the Atlantic Innovation Fund. The assistance is repayable annually at the rate of 5% of gross revenues from sales of products resulting from the Aquacomm research and development project. Gross revenues are to be calculated for the fiscal year immediately preceding the due date of the respective payment. Repayment is to continue until the assistance is repaid in full.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial information for the three month periods ended March 31, 2007 and March 31, 2006 prepared by management and the audited consolidated financial statements for the twelve months ended December 31, 2006 as presented in the Form 10KSB.

Although the Company has experienced a net loss this quarter, it continues to expend considerable effort in developing new markets for NETMIND, in developing new advanced sonar products, and in securing new contracts for the contract manufacture of military/government systems, submarine command and control consoles, multi mode fiber optic cables for military fighter planes, and precision machined parts and other components for defense systems.

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

The Company’s Services

The Company, through its subsidiaries, is an underwater sonar technology developer (USTD), a defense electronics contract manufacturer (CM) and a defense systems integrator (DSI).

Underwater Sonar Products and Technologies

a) The NETMIND System

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

NETMIND helps prevent over fishing and allows fishermen to catch fewer fish and still make profits. This gives regulators flexibility in reducing quotas when attempting to conserve limited fish stocks. NETMIND sales decreased from the same period last year due to introduction and assessment delays with the new Digital Receiver Upgrades and Net Symmetry System.  However, we expect revenues to rebound in the second quarter as the testing and acceptance will be completed with the respective dealers.

b) Products and Technology from The AQUACOMM Project

The Net Symmetry System is the first commercial sonar product from the Aquacomm project. It was introduced to the fishing market with initial sales coming from Spain. In addition, the first “live testing” in Ireland of the new Pair/Twin Trawl System took place.  A potential substantial market exists in Ireland, Scotland and the surrounding regions.

c) Defense Sonar System

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

Defense Contract Manufacturing

The Company continued the final stages of its submarine command and control console contract issued by Lockheed Martin Naval Electronics and Surveillance Systems, Manassas, Virginia. in 2005. Work continued through the first quarter of 2007 and we expect to complete it during the second quarter. Several similar manufacturing contracts for submarine consoles are expected in 2007.

Subsequent to the completion of the first quarter, the Company, through its wholly owned subsidiary, Northstar Network Ltd., received a Master Purchase Order for the Wing Assembly Upgrade Component for the P-3 ORION aircraft from Lockheed Martin Aeronautics totaling US$6,307,191.  This work extends to the year 2012 and the Company will manufacture components for new production service life extension kits for this Lockheed Martin Service Life Extension Program.  These components will add more than 15,000 flying hours to each aircraft, representing 15 to 20 additional years of service for this critical maritime patrol and reconnaissance resource.

Systems Integration

The Company is developing its approach to securing and executing large defense contracts by bringing together affiliate companies. The overall capability, which is substantial, is presented to the prime contractors.

The aforementioned P3 ORION Master Purchase Order is an example of how Systems Integration will work for us. In this project, six subcontractors will carry out various tasks, with Northstar bringing all the component parts together for testing, quality control and delivery to the customer.

Results of Operations

Comparison of the three months ended March 31, 2007 with the three months ended March 31, 2006.

Revenue for the three-month period ended March 31, 2007 was $187,532 compared to $636,943 of revenue recorded during the same period of the prior year.  Gross profits decreased from $353,234 (55% of Sales) in the prior period to $147,085 (78% of Sales) in the current period.  The decrease was due to the fact that the Company had substantial contract work in the prior quarter and carried out little contract work in the current period.

The net loss for the three-month period ended March 31, 2007 was $207,454 compared to a net loss of $126,415 for the three months ended March 31, 2006. Over this past quarter, the Company has invested considerable resources in seeking out additional and future contract manufacturing opportunities and is confident that the efforts will return positive results to the Company over the remainder of 2007.

During the quarter the Company continued expenditures on the marketing and advertising of its NETMIND system through trade shows and a growing distribution network including

Ireland, Spain, the Scandinavian countries and the USA.  NETMIND system upgrades are being well received by our fishing industry and by government research customers.

Comparison of Financial Position at March 31, 2007 with March 31, 2006

The Company’s working capital deficiency decreased at March 31, 2007 to $787,490 with current liabilities of $1,246,934, which are in excess of current assets of $459,444. At December 31, 2006 the Company had a working capital deficiency of $839,777.

Critical Accounting Policies and Estimates

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our financial statements at December 31, 2006. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

Although these estimates are based on our knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. Certain accounting policies involve significant judgments and assumptions by us and have a material impact on our financial condition and results. Management believes its critical accounting policies reflect its most significant estimates and assumptions used in the presentation of our financial statements. Our critical accounting policies include revenue recognition, accounting for stock based compensation and the evaluation of the recoverability of long-lived and intangible assets. We do not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons, also known as “special purpose entities”.

Liquidity and Capital Resources

The Company has increased its shareholders’ deficit as a result of its efforts to increase its business activity and customer base. Cash inflow for the first quarter ended March 31, 2007 was $5,204 compared to a decrease in cash of $13,934 in the comparative prior quarter March 31, 2006. In the quarter, the Company received $150,000 ($nil in the comparative prior quarter) from equity funding and received $61,073 ($81,398 in the comparative quarter) from the proceeds of long term debt leaving cash on hand at March 31, 2007 of $29,504 compared to cash on hand of $24,300 at December 31, 2006 and $32,971 at March 31, 2006. Until the Company receives revenues from its new contract and/or increases its product sales revenue, it will be dependent upon equity and loan financings to compensate for the outflow of cash anticipated from operations.

The Company is preparing a private placement offering pursuant to Regulations D and S with the expectation of raising up to $500,000. Any funds so raised are targeted for contract financing, product development, marketing and general working capital. At this time, no commitment for funding has been made to the Company. The company's continued operations are dependant upon obtaining revenues from outside sources or raising additional funds through debt or equity financing.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

No change since previous filing.

Item 2. Changes in Securities.

Options Granted

         Date     Exercise Price

  Expiry Date

Nil

Warrants Issued

During the three month period ended March 31, 2007 the Company issued nil share purchase warrants.

Common Stock Issued

         Date

 Consideration

288,000

      January, 2007

 services valued at $24,770

250,000                             January, 2007         $12,500 cash

25,000                             February, 2007         services valued at $2,250

250,000                           February, 2007         $12,500 cash

187,500                               March, 2007         services valued at $17,250

1,500,000                            March, 2007         $125,000 cash

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

May 14, 2007     Northstar Electronics, Inc.

         (Registrant)

     By: /s/ Wilson Russell

                             Wilson Russell, PhD, President and Chief Financial Officer