Form 10QSB
period 2007-06-30
NORTHSTAR ELECTRONICS INC
filed 2007-08-20
CIK 1082027

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Not Applicable

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)Yes [X]   No[ ]      (2)Yes [X]   No[ ]

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

Common shares as of July 31, 2007: 26,378,540

Transitional Small Business Disclosure Format (check one):

Yes []  No [X]

=====================================================================================================================

TABLE OF CONTENTS

PAGE

Consolidated Balance Sheets at June 30, 2007 and at December 31, 2006.............F-1

Consolidated Statements of Operations for the Three and Six Month Periods Ended

June 30, 2007 and 2006............................................................F-2

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

for the Six Months Ended June 30, 2007............................................F-3

Consolidated Statements of Cash Flows for the Six Months

Item 1.

Legal Proceedings.....................................................7

Item 2.

Changes in Securities.................................................7

Item 3.

Defaults Upon Senior Securities.......................................7

Item 4.

Submission of Matters to a Vote of Security Holders...................7

Item 5.

Other Information.....................................................7

Item 6.

Exhibits and Reports on Form 8K.......................................7

SIGNATURES........................................................................7

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHSTAR ELECTRONICS, INC

Consolidated Financial Statements

Six Months Ended June 30, 2007

U.S. Dollars - Unaudited - Prepared by management

NORTHSTAR ELECTRONICS, INC.

Consolidated Balance Sheets

U.S. Dollars

                                         June 30         December 31

                 2007              2006

                                                         unaudited          audited

ASSETS

Current

Cash

        $  51,523

        $  24,300

Receivables

     89,678

          133,664

Inventory and work in progress

     98,549

          257,207

Prepaid expenses

      8,088

           51,975

Total Current Assets

    247,838           467,146

Intangible asset                                           25,861            26,019

Property and equipment

     48,132

           48,716

Total Assets

         $321,831          $541,881

LIABILITIES

Current

Accounts payable and accrued liabilities

         $763,624          $817,567

Loans payable

     91,040

           69,428

      Government assistance received in advance            17,912            87,003

      Deferred revenue                                     10,702           192,693

Current portion of long term debt

    178,475

          140,232

Total Current Liabilities

  1,061,753         1,306,923

Long term debt

        1,216,024

          914,045

Due to Cabot Management Limited

     98,275

           90,635

Due to Directors

          265,993

          170,372

Total Liabilities

  2,642,045         2,481,975

STOCKHOLDERS’ EQUITY (DEFICIT)

Authorized

100,000,000 shares of common stock with a par value of $0.0001 each

20,000,000 shares of preferred stock with a par value of $0.0001 each

Common Stock issued and outstanding

25,882,400 shares

                                    2,588             2,252

(22,519,132 December 31, 2006)

Additional paid in capital

              4,621,645         4,365,236

Other comprehensive income

(loss)

         (411,717)

   (183,349)

Accumulated Deficit

             (6,532,730)       (6,124,233)

Total Stockholders’ Equity (Deficit)

 (2,320,214)       (1,940,094)

Total Liabilities and Stockholders’ Equity (Deficit)

         $321,831          $541,881

The accompanying notes are an integral part of the interim financial statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Statements of Operations

Three Months and Six Months Ended June 30

Unaudited

U.S. Dollars

 Three Months           Six Months

                                         2007       2006        2007       2006

Sales

                   $351,140   $231,190    $521,467   $685,867

Discounts                                   -     20,666           -     60,231

Sales

net of discounts

       $351,140   $210,524    $521,467   $625,636

Cost of goods sold

  238,692     81,550     279,139    325,694

Gross margin

  112,448    128,974     242,328    299,942

Recovery of research and development  121,688    114,962     138,893    300,391

Other income (expense)

   (2,368)         -       5,832          -

  231,768    243,936     387,053    600,333

Expenses

Salaries

  267,886    241,560     477,700    513,328

      Financial consulting             26,000     20,610      78,220     51,060

Professional fees

   (8,562)    51,186      (1,331)    69,736

      Rent

                           15,299     33,718      31,221     64,814

Research and development            770     19,603

   1,177     44,552

      Investor relations               25,392     10,500      34,756     11,625

Office and administration

   23,558     23,145      38,711     50,484

Travel and business development  44,147     30,220      57,198     82,048

Interest on debt

   10,146      5,308

  28,809     10,679

Telephone and utilities

   12,202     14,068

  24,590     26,695

Amortization

          4,450

   7,353

  11,304     14,279

      Finance fees                      9,865          -       9,865          -

      Transfer agent fees               1,658          -       3,330        783

Total expenses

  432,811    457,271     795,550    940,083

Net loss for period

            $(201,043) $(213,335)  $(408,497) $(339,750)

Net loss per share

            $   (0.01) $   (0.01)  $   (0.02) $   (0.02)

Weighted average number of shares

 outstanding                        23,902,844 17,402,390  24,481,319 17,310,225

The accompanying notes are an integral part of the interim financial statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Statement of Changes in Stockholders' Equity (Deficit)

Six Months Ended June 30, 2007

Unaudited

U.S. Dollars

    Other

                                     Additional Compre-    Accumu-     Total

                                     Paid in    hensive    lated       Stockholder

         Shares      Amount    Capital    Income     Deficit     Equity

                                                (Loss)                (Deficit)

-------------------------------------------------------------------------------------

Balance

December 31,

2006

         22,519,132  $2,252  $4,365,236  $(183,349) $(6,124,233) $(1,940,094)

Net loss for

six months              -       -           -          -     (408,497)    (408,497)

Currency

translation

adjustment              -

  -

        -

(228,368)

        -     (228,368)

Issuance of

common stock:

-for services   1,363,268

136     122,359

       -

        -      122,495

-for cash       2,000,000     200     149,800          -            -      150,000

Share issuance

costs                   -       -     (15,750)         -            -      (15,750)

______________________________________________________________________________________

Balance

June 30,

2007

         25,882,400  $2,588  $4,621,645  $(411,717) $(6,532,730) $(2,320,214)

______________________________________________________________________________________

The accompanying notes are an integral part of the interim financial statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Statement of Cash Flows

Six Months Ended June 30

Unaudited

U.S. Dollars

                                                      2007        2006

Operating Activities

   Net(loss)

                           $(408,497)  $(339,750)

   Adjustments to reconcile net (loss)

     to net cash used by operating activities

Amortization

      11,304

14,279

Issuance of common stock for services

     122,495      65,291

      Changes in operating assets and liabilities    (79,270)    211,393

Net cash (used by) operating activities             (353,968)    (48,787)

Investing Activity

(Addition to) property and equipment                 (10,452)    (27,510)

Financing Activities

Issuance of common stock – net proceeds

           134,250      10,300

Increase (repayment)- long term debt

           243,505     (10,073)

Advances from director

                              89,545      23,574

Net cash provided by financing activities            467,300      23,801

Effect of foreign currency translation on cash       (75,657)     17,353

Inflow (outflow) of cash

      27,223     (35,143)

Cash, beginning of period

      24,300      46,905

Cash, end of period

     $51,523     $11,762

Supplemental information

Interest paid

     $28,809     $10,679

Shares issued for services

    $122,495     $65,291

Corporate income taxes paid

     $     0     $     0

The accompanying notes are an integral part of the interim financial statements

NORTHSTAR ELECTRONICS, INC.

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2007

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

In the opinion of the Company’s management, this consolidated interim financial information reflects all adjustments necessary to present fairly the Company’s consolidated financial position at June 30, 2007 and the consolidated results of operations and the consolidated cash flows for the six months then ended. For the six months ended June 30, 2007, 31% of the Company’s revenues were generated from one contract (June 30, 2006, 58% of the Company’s revenues were generated from one contract). The Company is continually marketing its services for follow on contracts.

The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months to June 30, 2007 the Company incurred a net loss of $408,497 (year to December 31, 2006: $969,286) and at June 30, 2007 had a working capital deficiency (an excess of current liabilities over current assets) of $813,915 (December 31, 2006: $839,777), including $178,475 of long term debt due within one year (December 31, 2006: $140,232).

Management has undertaken initiatives for the Company to continue as a going concern: for example, the Company is negotiating to secure an equity financing in the short term and is in discussions with several financing firms. The Company also expects to increase 2007 revenues from sales of its NETMIND system and related products. As well, the Company has been awarded a submarine control console spare-parts manufacturing contract that will result in increased revenue. These initiatives are in recognition that the Company to continue as a going concern it must generate sufficient cash flow to cover its obligations and expenses. In addition, management believes these initiatives can provide the Company with a solid base for profitable operations, positive cash flows and reasonable growth. Management is unable to predict the results of its initiatives at this time. Should management be unsuccessful in its initiative to finance its operations the Company’s ability to continue as a going concern is uncertain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue its operations as a going concern.

2.

COMMON STOCK

During the six months ended June 30, 2007 the following shares of common stock were issued:

For services: 1,363,268 shares fairly valued at $122,495, the market value of those services

For cash: 2,000,000 shares for $150,000

3.

LONG TERM DEBT

Balance due to Atlantic Canada Opportunities Agency ("ACOA")

December 31, 2006

     $1,054,277

Increase in ACOA funding during the period

  340,222

Balance due to ACOA June 30, 2007                                 1,394,499

Less current portion

  178,475

                                                                 $1,216,024

4.

REVENUE

Six months              Six months

2007                    2006

Revenue consists of: NETMIND sales               $273,105                $288,064

Contract sales                                    248,362                 397,803

Government assistance                             138,893                 300,391

                                                 $660,360                $986,258

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial information for the three and six month periods ended June 30, 2007 and June 30, 2006 prepared by management and the audited consolidated financial statements for the twelve months ended December 31, 2006 as presented in the Form 10KSB.

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

Defense Contract Manufacturing

The Company continued the final stages of its submarine command and control console contract issued by Lockheed Martin Naval Electronics and Surveillance Systems, Manassas, Virginia. Work continued through the second quarter of 2007 and we expect to complete it during 2007. Several similar manufacturing contracts for submarine consoles are expected in 2007.

The Company, through its wholly owned subsidiary, Northstar Network Ltd., received a Master Purchase Order for the Wing Assembly Upgrade Component for the P-3 ORION aircraft from Lockheed Martin Aeronautics totaling US$6,307,191.  This work extends to the year 2012 and the Company will manufacture components for new production service life extension kits for this Lockheed Martin Service Life Extension Program.  These components will add more than 15,000 flying hours to each aircraft, representing 15 to 20 additional years of service for this critical maritime patrol and reconnaissance resource. Additionally Northstar won a contract during the quarter from Lockheed Martin Canada to design, develop and build a prototype sonar system. The Company believes that production of these systems will follow the development phase.

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

Results of Operations

Comparison of the three and six months ended June 30, 2007 with the three and six months ended June 30, 2006:

Gross revenues from sales, miscellaneous and research and development recovery for the three month period ended June 30, 2007 were $470,460 compared to $346,152 in the comparative prior period. Gross revenues from sales, miscellaneous and research and development recovery for the six month period ended June 30, 2007 were $666,192 compared to $986,258 in the comparative prior period.

Sales revenue for the three month period ended June 30, 2007 was $351,140 compared to $231,190 of sales revenue recorded during the same period of the prior year.  This comparative increase is the result of the Lockheed Martin contract. Sales revenue for the six month period ended June 30, 2007 was $521,467 comparable to $685,867 in the prior period. Gross margins decreased from $299,942 (48%) in the prior period to $242,328 (46%) in the current period.  The fluctuation in the margin percentage is a result of the higher volume of NETMIND sales during the period which generate higher margins than contract sales.

The net loss for the three month period ended June 30, 2007 was $(201,043) compared to a net loss of $(213,335) for the three months ended June 30, 2006. Over this past quarter, the Company continued to invest considerable resources in seeking out additional and future contract manufacturing opportunities and is confident that the efforts will return positive results to the Company over the ensuing months and years.

Travel and business development costs were $57,198 for the six months and $82,048 for the comparative prior period ended June 30, 2006 as the Company attempts to increase its customer base and sales orders for NETMIND while reducing its costs.

The Company is actively pursuing contracts for its sonar capabilities in military and anti-terrorist applications as well the Company has bid on several contract manufacturing military contracts and has received a contract from Lockheed Martin for the production of submarine command and control consoles, as previously mentioned.

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

Salaries decreased to $477,700 for the six months ended June 30, 2007 compared to salaries of $513,328 for the comparative prior six months ended June 30, 2006 as the Company continued to trim costs. Cost recovery of $138,893 were down considerably from $300,391 recovered in the comparative prior period.

Comparison of Financial Position at June 30, 2007 with December 31, 2006

The Company’s working capital deficiency at June 30, 2007 remained relatively unchanged at $813,915 with current liabilities of $1,061,753 in excess of current assets of $247,838. At December 31, 2006 the Company had a working capital deficiency of $839,777.

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

Liquidity and Capital Resources

The Company has increased its shareholder’s deficit as a result of its efforts to increase its business activity and customer base. Cash inflow in the six months ended June 30, 2007 was $27,223 compared to an outflow of cash of $(35,143) for the six months ended June 30, 2006. The Company received $467,300 during the six months to June 30, 2007 ($23,801 in the prior comparative period) from financing activities and used cash of $353,2968 in its operations during the six months ended June 30, 2007 (used $48,787 in the prior comparative six month period), leaving cash on hand at June 30, 2007 of $51,523 compared to cash on hand of $24,300 at December 31, 2006. Until the Company receives its next contract and/or increases its product sales revenue, it will be dependent upon equity and loan financings to compensate for the outflow of cash anticipated from operations.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

No change since previous filing.

Item 2. Changes in Securities.

Options Granted

         Date   Exercise Price   Expiry Date

------------------------------------------------------------------------

Nil

Warrants Issued

------------------------------------------------------------------------

Nil

Common Stock Issued

Date

             Consideration

-----------------------------------------------------------------------

288,000

      January, 2007

 services valued at $24,770

250,000                 January, 2007      $12,500 cash

25,000                  February, 2007     services valued at $2,250

250,000                 February, 2007     $12,500 cash

187,500                 March, 2007        services valued at $17,250

1,500,000               March, 2007        $125,000 cash

674,400

April, 2007        services valued at $66,240

11,702

May, 2007

 services valued at $1,170

176,666

June, 2007

 services valued at $10,815

Item 3. Defaults Upon Senior Securities.

No change since previous filing.

Item 4. Submission of Matters to a Vote of Security Holders.

No change since previous filing.

Item 5. Other Information.

No change since previous filing

Item 6. Exhibits and Reports on form 8-K.

(a) Exhibits

Exhibit 31.1 - Section 906 Certification of Periodic Report of the Chief Executive Officer.

Exhibit 32.1 - Section 302 Certification of Periodic Report of the Chief

(b) Form 8-K

No Form 8-K's filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, The registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 20, 2007     Northstar Electronics, Inc.

         (Registrant)

     By: /s/ Wilson Russell

                 Wilson Russell, PhD, President and Principal Financial Officer