Form 10QSB
period 2007-09-30
NORTHSTAR ELECTRONICS INC
filed 2007-11-19
CIK 1082027

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE

    ACT OF 1934 For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).[ ]Yes [X]No

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

Common shares as of October 30, 2007: 27,657,081

Transitional Small Business Disclosure Format (check one):

Yes []  No [X]

INDEX

PART I

FINANCIAL INFORMATION......................................................1

Item 1. Financial Statements...........................................................1

Northstar Electronics, Inc.

Consolidated Interim Financial Information, Unaudited

Nine Months Ended September 30, 2007 U.S. Dollars......................................1

Consolidated Balance Sheets at September 30, 2007 and at December 31, 2006.............1

Consolidated Statements of Operations for the Three and Nine Month Periods Ended

  September 30, 2007 and 2006..........................................................2

Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the Nine

  Months Ended September 30, 2007......................................................3

Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2007

PART II

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Balance Sheets

U.S. Dollars

          September 30    December 31

               2007          2006

                                                      Unaudited

ASSETS

Current

Cash

               $91,856

     $24,300

Receivables

         507,093       133,664

      Inventory and work in progress

                92,382

     257,207

Prepaid expenses

    44,422        51,975

Total Current Assets

         735,753       467,146

Inventories and costs relating to long

      term contracts in process                           88,084             0

Intangible assets                                         26,019        26,019

Property and Equipment

          59,441

      48,716

Total Assets

        $909,297      $541,881

LIABILITIES

Current

Accounts payable and accrued liabilities

      $1,082,120      $817,567

Loans payable

   109,268        69,428

      Government assistance received in advance          105,424        87,003

      Deferred revenue                                     1,800       192,693

Current portion of long term debt

   124,440       140,232

Total Current Liabilities

 1,423,052     1,306,923

Long Term Debt

       1,464,972       914,045

Due to Cabot Management Limited

   104,503

90,635

Due to Directors

         208,077       170,372

Total Liabilities

 3,200,604     2,481,975

STOCKHOLDERS' DEFICIT

Common Stock

Authorized

100,000,000 shares of common stock with a par

                        value of $0.0001 each

 20,000,000 shares of preferred stock with a par

                        value of $0.0001 each

Issued and outstanding

26,903,540 shares of common stock

           2,690         2,252

                (22,519,132 December 31, 2006)

Additional Paid in Capital

             4,709,068     4,365,236

Other Comprehensive loss

              (424,730)

    (183,349)

Accumulated deficit

(6,578,335)   (6,124,233)

Total Stockholders' Deficit

            (2,291,307)   (1,940,094)

Total Liabilities and Stockholders' Deficit             $909,297      $541,881

The accompanying notes are an integral part of the financial statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Statements of Operations

Three Months and Nine Months Ended September 30

Unaudited

U.S. Dollars

  Three Months         Nine Months

                                          2007      2006       2007       2006

Sales                                 $682,033  $356,385    $1,203,500  $1,042,252

Discounts                                    0    29,215             0      89,446

Sales net of discounts

   682,033   327,170     1,203,500     952,806

Cost of goods sold

   243,742   145,025       479,423     470,719

Gross margin

   438,291   182,145      724,077      482,087

Other income (expense)

    (5,832)    9,604            0        9,604

Recovery of research and development    12,027    47,143      107,462      347,534

   444,486   238,892      831,539      839,225

Operating Expenses

Salaries

   281,170   240,096      758,870     753,424

      Consulting                        33,533     1,500      111,753      52,560

Professional fees

    30,337    14,722       29,006      84,458

      Investor relations                   995    22,787       35,751      34,412

      Finance fees                      13,125         0       22,990           0

      Rent

                            39,875    26,414       71,096      91,228

Research and development             364    18,998        1,541      63,550

Office

          55,749    21,462      109,460      71,946

Travel and business development   18,862    17,412       76,060      99,460

Interest on debt                   9,560    20,993       23,369      31,672

Heat, light and telephone

        51     8,604

   24,641      35,299

Amortization

           5,842

   6,769

   17,146      21,048

      Transfer agent                       628       649        3,958       1,432

Total operating expenses   490,091   400,406    1,285,641   1,340,489

Net income (loss) for the period     $ (45,605)$(161,514)   $(454,102)  $(501,264)

Net loss per share

                $(0.00)   $(0.01)      $(0.02)    $(0.03)

Weighted average number of shares

 outstanding                        26,357,944 19,340,780  25,147,299  17,994,515

The accompanying notes are an integral part of the financial statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Statement of Changes in Stockholders' Equity (Deficit)

Nine Months Ended September 30, 2007

Unaudited

U.S. Dollars

Other

                                   Additional  Compre-    Accumu-    Total

                                   Paid in     hensive    lated      Stockholder

         Shares      Amount  Capital     Income     Deficit    Equity

                                               (Loss)               (Deficit)

Balance

December 31,

2006

         22,519,132  $2,252  $4,365,236  $(183,349) $(6,124,233) $(1,940,094)

Net loss for

nine months             -       -           -          -     (454,102)    (454,102)

Currency

translation

adjustment              -

  -

        -

(241,381)

        -     (241,381)

Issuance of

common stock:

-for services   2,384,408

238     209,782

       -

        -      210,020

-for cash       2,000,000     200     149,800          -            -      150,000

Share issuance

costs                   -       -     (15,750)         -            -      (15,750)

__________________________________________________________________________________

Balance

September 30,

2007

         26,903,540  $2,690  $4,709,068  $(424,730) $(6,578,335) $(2,291,307)

__________________________________________________________________________________

The accompanying notes are an integral part of the interim financial statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Statement of Cash Flows

Nine Months Ended September 30, 2007

Unaudited

U.S. Dollars

                                                             September 30

                                                     2007              2006

Operating Activities

Net (loss)

                                        $(454,102)   $ (501,264)

Adjustments to reconcile net (loss)

 to net cash used by operating activities

Amortization

             17,146

   21,048

Issuance of common stock for services

            210,020        86,041

Changes in operating assets and liabilities          (229,972)      (25,587)

Net cash (used by) operating activities              (456,908)     (419,762)

Investing Activity

Recovery (acquisition) of property and equipment     (16,466)             -

Financing Activities

Issuance of common stock for cash - net

            134,250       252,269

Increase of long term debt

                        357,751       100,275

Due to Cabot Management Limited

            -             -

Advances from (repayment to) director

             27,042        14,265

Net cash provided by financing activities             519,043       366,809

Effect of foreign currency translation on cash

       21,887        27,844

Inflow (outflow) of cash

       67,556       (25,109)

Cash, beginning of period

       24,300        46,905

Cash, end of period

      $91,856       $21,796

Supplemental information

Interest paid

     $ 23,369       $31,672

Shares issued for services

     $210,020       $86,041

Corporate income taxes paid

      $     0

       $      0

The accompanying notes are an integral part of the financial statements

NORTHSTAR ELECTRONICS, INC.

Notes to Consolidated Financial Information

Nine Months Ended September 30, 2007

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

In the opinion of the Company’s management, this consolidated interim financial information reflects all adjustments necessary to present fairly the Company’s consolidated financial position at September 30, 2007 and the consolidated results of operations and the consolidated cash flows for the three and nine months then ended. For the nine months ended September 30, 2007, 46% of the Company’s sales revenues were generated from one customer (at September 30, 2006, 42% of the Company’s revenues were generated from one customer). The Company is continually marketing its services for follow on contracts.

The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months to September 30, 2007 the Company incurred a net loss of $454,102(year to December 31, 2006: $969,286) and at September 30, 2007 had a working capital deficiency (an excess of current liabilities over current assets) of $687,299 (December 31, 2006: $839,777), including $124,440 of long term debt due within one year (December 31, 2006: $140,232).

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

2. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Included in accounts payable at September 30, 2007 is $90,291 owing to a director of the Company for past technical consulting.

3. LONG TERM DEBT

Balance due Atlantic Canada Opportunities Agency ("ACOA")

December 31, 2006

     $1,054,277

Increase in ACOA funding during the period

  535,135

Balance due to ACOA September 30, 2007                            1,589,412

Less current portion

  124,440

                                                                 $1,464,972

4. COMMON STOCK

During the nine months ended September 30, 2007 the following shares of common stock were issued:

For services:

2,384,408 shares fairly valued at $210,020, the market value of those services

For cash:

2,000,000 shares for $150,000

5. REVENUE

                                         Nine months 2007  Nine months 2006

Revenue consists of: NETMIND sales               $649,570          $451,436

                     Contract sales               553,930           590,816

                     Government assistance        107,462           347,534

                     Miscellaneous                      0             9,604

                                               $1,310,962        $1,399,390

6. CONTINGENCIES

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial information for the three and nine month periods ended September 30, 2007 and September 30, 2006 prepared by management and the audited consolidated financial statements for the twelve months ended December 31, 2006 as presented in the Form 10KSB.

Although the Company has experienced a small net loss this quarter, it has clearly reflected positive growth in product sales (NETMIND) and continues to expend effort in developing new markets, in developing new advanced sonar products and securing new contracts for the contract manufacture of military/government systems, submarine command and control consoles and precision machined parts and other components for defense systems.

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

NETMIND is both a conservation tool as well as an efficiency tool. Its use helps prevent over fishing and allows fishermen to catch fewer fish and still make profits. This gives regulators flexibility in reducing quotas when attempting to conserve limited fish stocks.

NETMIND sales increased by 238% from the previous quarter.  This was attributed to a re-focusing of marketing programs to specific dealers and specific territories, and second, to new product features.

b) Products and Technology from The AQUACOMM Project

As indicated, the NETMIND sales increase was particularly due to the Net Symmetry System and the Digital Receiver upgrades, products of the Aquacomm project. These products were predominately sold to our new dealers in the Baltic Sea area and established dealers in Ireland and Spain.

Defense Contract Manufacturing

The Company completed a small submarine command and control console, “Spares” contract issued by Lockheed Martin Naval Electronics and Surveillance Systems, Manassas, Virginia. Several new manufacturing contracts for submarine consoles are expected in 2008.

The Company, through its wholly owned subsidiary, Northstar Network Ltd., continued work on the Master Purchase Order for the Wing Assembly Upgrade Component for the P-3 ORION aircraft from Lockheed Martin Aeronautics. Additional staff, sub-contractors and facilities were completed and production on components began this quarter.  With setup costs removed in following quarters, profitability should improve with increased production. Full contract production for the Master Purchase Orders is US$6,307,191 with the work extending to the year 2012.

Comprehensive design work commenced on the $700,000 prototype sonar system for Lockheed Martin Canada. The Company believes that production of these systems will follow the development phase expected to end in April 2008.

Systems Integration

The Company is developing its approach to securing and executing large defense contracts by bringing together affiliate companies. The overall capability, which is substantial, is presented to the prime contractors.

The aforementioned P-3 ORION Master Purchase Order is an example of how Systems Integration works for the Company. In this project, five subcontractors are carrying out various tasks, with Northstar bringing all the component parts together for testing, quality control and delivery to the customer.

Results of Operations

Comparison of the three and nine months ended September 30, 2007 with the three and nine months ended September 30, 2006:

Gross revenues from sales, miscellaneous and research and development recovery for the three months ended September 30, 2007 were $688,228 compared to $413,132 in the comparative prior three month period. Gross revenues from sales, miscellaneous income and research and development recovery for the nine months ended September 30, 2007 were $1,310,962 compared to $1,399,390 in the comparative prior nine month period.

Sales revenue for the three months ended September 30, 2007 was $682,033 compared to $356,385 of sales revenue recorded during the same period of the prior year.  This comparative increase is the result of the contracts currently in place. Sales revenue for the nine months ended September 30, 2007 was $1,203,500 comparable to $1,042,252 in the comparative prior period. The increase is attributable to the contracts commenced during the nine months.  Gross margins increased from $482,087 (46%) in the prior nine month period to $724,077 (60%) in the current period due to the increase in NETMIND sales which generate a higher margin.

The net loss for the three months ended September 30, 2007 was $(45,605) compared to a net loss of $(161,514) for the three months ended September 30, 2006. During the quarter the Company continued work on contracts from Lockheed Martin and continued to invest considerable resources in seeking out additional and future contract manufacturing opportunities and is confident that the efforts will return positive results to the Company over the ensuing months.

Travel and business development costs were $76,060 for the nine months ended September 30, 2007 compared to $99,460 for the period ended September 30, 2006 as the Company attempts to reduce costs but maintain its efforts to expand both contract and NETMIND sales.

The Company is actively pursuing contracts for its sonar capabilities in military and anti terrorist applications. As well the Company has bid on several contract manufacturing military contracts and, as previously mentioned, is working on current contracts from Lockheed Martin.

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

The Company continued on its research and development program at a reduced pace towards extending its underwater wireless communication technology into new products. Salaries remained relatively constant at $758,870 for the nine months ended September 30, 2007 compared to salaries of $753,424 for the comparative prior nine months ended September 30, 2006.

Comparison of Financial Position at September 30, 2007 with December 31, 2006

The Company’s working capital deficiency at September 30, 2007 decreased to $687,299 with current liabilities of $1,423,052 in excess of current assets of $735,753. At December 31, 2006 the Company had a working capital deficiency of $839,777.

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

Liquidity and Capital Resources

The Company has increased its shareholder’s deficit as a result of its efforts to increase its business activity and customer base. Cash inflow in the nine months ended September 30, 2007 was $67,556 compared to an outflow of cash of $(25,109) for the nine months ended September 30, 2006. The Company received $519,043 during the nine months to September 30, 2007 ($252,269 in the prior comparative period) from financing activities and used cash of $456,908 in its operations during the nine months ended September 30, 2007 (used $366,809 in the prior comparative nine month period), leaving cash on hand at September 30, 2007 of $91,856 compared to cash on hand of $24,300 at December 31, 2006. Until the Company receives its next contract and/or increases its product sales revenue, it will be dependent upon equity and loan financings to compensate for the outflow of cash anticipated from operations.

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

250,000                 January, 2007      $12,500 cash

25,000                  February, 2007     services valued at $2,250

250,000                 February, 2007     $12,500 cash

187,500                 March, 2007        services valued at $17,250

1,500,000               March, 2007        $125,000 cash

674,400

April, 2007        services valued at $66,240

11,702

May, 2007

 services valued at $1,170

176,666

June, 2007

 services valued at $10,815

192,000

July 11, 2007

 services valued at $15,360

304,140

July 26, 2007

 services valued at $32,790

525,000

September 18, 2007 services valued at $39,375

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

November 19, 2007     Northstar Electronics, Inc.

         (Registrant)

     By: /s/ Wilson Russell

                 Wilson Russell, PhD, President and Principal Financial Officer