Form 10QSB/A
period 2007-06-30
NORTHSTAR ELECTRONICS INC
filed 2007-12-07
CIK 1082027

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB-A

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT For the transition period from   n/a    to   n/a

333-90031

Commission file number

Northstar Electronics, Inc.	Delaware	#33-0803434
Exact name of small business issuer as specified in its charter	State or other jurisdiction of organization	IRS Employee Identification No.

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

Consolidated Statements of Cash Flows for the Six Months

Item 1.

Legal Proceedings.....................................................6

Item 2.

Changes in Securities.................................................6

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

Other Information.....................................................7

Item 6.

Exhibits and Reports on Form 8K.......................................7

SIGNATURES........................................................................7

PART I - FINANCIAL INFORMATION

These June 30, 2007 interim consolidated financial statements have been restated to properly reflect inter company transactions of the Company by the $43,458 reduction of Cost of Goods Sold and the corresponding reduction of Recovery of Research and Development by that same amount. The adjustment to the previously issued interim six months consolidated June 30, 2007 financial statements is represented as follows: (see also note 6 to the interim consolidated financial statements for the six months ended June 30, 2007 as restated)

Three Months Ended June 30, 2007

                                        Previous      Adjustment       Amended

Sales

net of discounts

          $351,140              -       $351,140

Cost of goods sold

     238,692        (43,458)       195,234

Gross margin

     112,448                       155,906

Recovery of research and development     121,688         43,458         78,230

Other income (expense)

      (2,368)             -         (2,368)

$231,768                      $231,768

Six Months Ended June 30, 2007

                                        Previous      Adjustment       Amended

Sales

net of discounts

          $521,467              -       $521,467

Cost of goods sold

     279,139        (43,458)       235,681

Gross margin

     242,328                       285,786

Recovery of research and development     138,893         43,458         95,435

Other income (expense)

       5,832              -          5,832

                                        $387,053                      $387,053

The restatement also shows that amounts Due to Directors at June 30, 2007 decreased by $84,909 for a balance owing by the Company of $181,084 with a corresponding reduction in the change to Other Comprehensive Income over the current period of $84,909, summarized as follows:

Six Months Ended June 30, 2007

                                        Previous      Adjustment       Amended

Due to Directors                       $ 265,993        (84,909)     $ 181,084

Other Comprehensive Income (loss)      $(411,717)        84,909      $(326,808)

Item 1. Financial Statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Financial Statements

Six Months Ended June 30, 2007

U.S. Dollars - Unaudited - Prepared by management

NORTHSTAR ELECTRONICS, INC.

Consolidated Balance Sheets

U.S. Dollars

June 30          December 31

                 2007               2006

                                                        unaudited           audited

ASSETS                                                  (restated)

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

Long term debt

        1,216,024

          914,045

Due to Cabot Management Limited

     98,275

           90,635

Due to Directors

           181,084

          170,372

Total Liabilities

   2,557,136         2,481,975

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

Other comprehensive income (loss)

                (326,808)

   (183,349)

Accumulated Deficit

 (6,532,730)       (6,124,233)

Total Stockholders’ Equity (Deficit)

  (2,235,305)       (1,940,094)

Total Liabilities and Stockholders’ Equity (Deficit)

   $321,831          $541,881

The accompanying notes are an integral part of the interim financial statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Statements of Operations

Three Months and Six Months Ended June 30

Unaudited

U.S. Dollars

 Three Months           Six Months

                                         2007       2006        2007       2006

                                    (restated)             (restated)

Sales

                   $351,140   $231,190    $521,467   $685,867

Discounts                                   -     20,666           -     60,231

Sales

net of discounts

       $351,140   $210,524    $521,467   $625,636

Cost of goods sold

   195,234     81,550     235,681    325,694

Gross margin

   155,906    128,974      285,786    299,942

Recovery of research and development    78,230    114,962      95,435    300,391

Other income (expense)

   (2,368)         -       5,832          -

  231,768    243,936     387,053    600,333

Expenses

Salaries

  267,886    241,560     477,700    513,328

      Financial consulting             26,000     20,610      78,220     51,060

Professional fees

   (8,562)    51,186      (1,331)    69,736

      Rent

                           15,299     33,718      31,221     64,814

Research and development            770     19,603

   1,177     44,552

      Investor relations               25,392     10,500      34,756     11,625

Office and administration

   23,558     23,145       53,711     50,484

Travel and business development  44,147     30,220      57,198     82,048

Interest on debt

   10,146      5,308

   13,809     10,679

Telephone and utilities

   12,202     14,068

  24,590     26,695

Amortization

          4,450

   7,353

  11,304     14,279

      Finance fees                      9,865          -       9,865          -

      Transfer agent fees               1,658          -       3,330        783

Total expenses

  432,811    457,271     795,550    940,083

Net loss for period

            $(201,043) $(213,335)  $(408,497) $(339,750)

Net loss per share

            $   (0.01) $   (0.01)  $   (0.02) $   (0.02)

Weighted average number of shares

 outstanding                        23,902,844 17,402,390  24,481,319 17,310,225

The accompanying notes are an integral part of the interim financial statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Statement of Changes in Stockholders' Equity (Deficit)

Six Months Ended June 30, 2007

Unaudited

U.S. Dollars

(restated)

  Other

                                     Additional  Compre-     Accumu-    Total

                                     Paid in     hensive     lated      Stockholder

         Shares      Amount    Capital     Income      Deficit    Equity

                                                 (Loss)                 (Deficit)
----------------------------------------------------------------------------------

Balance

December 31,

2006

         22,519,132  $2,252  $4,365,236  $(183,349) $(6,124,233) $(1,940,094)

Net loss for

six months              -       -           -          -     (408,497)    (408,497)

Currency

translation

adjustment              -

  -

        -

(143,459)

        -      (143,459)

Issuance of

common stock:

-for services   1,363,268

136     122,359

       -

        -      122,495

-for cash       2,000,000     200     149,800          -            -      150,000

Share issuance

costs                   -       -     (15,750)         -            -      (15,750)

__________________________________________________________________________________

Balance

June 30,

2007

         25,882,400  $2,588  $4,621,645   $(326,808) $(6,532,730) $(2,235,305)

__________________________________________________________________________________

The accompanying notes are an integral part of the interim financial statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Statement of Cash Flows

Six Months Ended June 30

Unaudited

U.S. Dollars

                                                        2007        2006
                                                   (restated)

Operating Activities

   Net (loss)

                                 $(408,497)  $(339,750)

   Adjustments to reconcile net (loss)

     to net cash used by operating activities

Amortization

      11,304

14,279

Issuance of common stock for services

     122,495      65,291

      Changes in operating assets and liabilities    (79,270)    211,393

Net cash (used by) operating activities             (353,968)    (48,787)

Investing Activity

Addition to property and equipment                   (10,452)    (27,510)

Financing Activities

Issuance of common stock – net proceeds

           134,250      10,300

Increase (repayment)- long term debt

           243,505     (10,073)

Advances from director

                                4,636      23,574

Net cash provided by financing activities             382,391      23,801

Effect of foreign currency translation on cash          9,252      17,353

Inflow (outflow) of cash

      27,223     (35,143)

Cash, beginning of period

      24,300      46,905

Cash, end of period

     $51,523     $11,762

Supplemental information

Interest paid

      $13,809     $10,679

Shares issued for services

    $122,495     $65,291

Corporate income taxes paid

     $     0     $     0

The accompanying notes are an integral part of the interim financial statements

NORTHSTAR ELECTRONICS, INC.

Notes to Consolidated Financial Statements

(restated)

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

Less current portion

  178,475

                                                                 $1,216,024

4.

REVENUE

                                          Six months 2007         Six months 2006

Revenue consists of: NETMIND sales               $273,105                $288,064

Contract sales                                    248,362                 397,803

Government assistance                               95,435                 300,391

                                                 $ 616,902                $986,258

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

6.    RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s consolidated financial statements for the six months ended June 30, 2007 the Company’s management determined the Company had not properly allocated inter company transactions.  Additionally, the Company’s management determined the Company had not properly recorded amounts due to directors.  Based on the results of these findings, the Company’s management is restating the consolidated financial statements as of and for the six months ended June 30, 2007.  Accordingly, the restated financial results reflect the adjustments related to eliminating the inter company transactions and to correcting the amounts owing to directors.  The impact of these adjustments on the Company’s financial results as originally reported is summarized in the following schedules which reconcile the amounts as originally reported in the consolidated balance sheet as of June 30, 2007 and the consolidated statements of operations for the six months ended June 30, 2007 to the corresponding restated amounts in each of these consolidated financial statements:

As of June 30, 2007
	Previously Reported	Restatement Adjustments	Restated
Current assets	$247,838	-	$247,838
Other assets	73,993	-	73,993
Total assets	$321,831		$321,831

Current liabilities	$1,061,753	-	$1,061,753
Total long term and other debt	1,314,299	-	1,314,299
Due to directors	265,993	*(84,909)	181,084
Common stock and paid in capital	4,624,233	-	4,624,233
Other comprehensive income (loss)	(411,717)	*84,909	(326,808)
Accumulated deficit	(6,532,730)	-	(6,532,730)
Total liabilities and deficit	$321,831		$321,831

* To correct posting of a loan from a director

Six Months to June 30, 2007

Sales net of discounts	$521,467	-	$521,467
Cost of goods sold	279,139	**(43,458)	235,681
Gross margin	242,328		285,786
Recovery of research and development	138,893	**43,458	95,435
Other income	5,832	-	5,832
	387,053		387,053
Expenses	795,550	-	795,550
Net loss for period	$(408,497)		$(408,497)

** To reallocate inter company expense

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

Results of Operations

Comparison of the three and six months ended June 30, 2007 with the three and six months ended June 30, 2006:

Gross revenues from sales, miscellaneous and research and development recovery for the three month period ended June 30, 2007 were $429,370 compared to $346,152 in the comparative prior period. Gross revenues from sales, miscellaneous and research and development recovery for the six month period ended June 30, 2007 were $616,902 compared to $986,258 in the comparative prior period.

Sales revenue for the three month period ended June 30, 2007 was $351,140 compared to $231,190 of sales revenue recorded during the same period of the prior year.  This comparative increase is the result of the Lockheed Martin contract. Sales revenue for the six month period ended June 30, 2007 was $521,467 comparable to $685,867 in the prior period. Gross margins decreased from $299,942 (48%) in the prior six month period to $285,786 (55%) in the current six month period.  The fluctuation in the margin percentage is a result of the higher volume of NETMIND sales during the period which generate higher margins than contract sales.

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

Salaries decreased to $477,700 for the six months ended June 30, 2007 compared to salaries of $513,328 for the comparative prior six months ended June 30, 2006 as the Company continued to trim costs. Cost recovery of $95,435 were down considerably from $300,391 recovered in the comparative prior period.

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

Liquidity and Capital Resources

The Company has increased its shareholder’s deficit as a result of its efforts to increase its business activity and customer base. Cash inflow in the six months ended June 30, 2007 was $27,223 compared to an outflow of cash of $(35,143) for the six months ended June 30, 2006. The Company received $382,391 during the six months to June 30, 2007 ($23,801 in the prior comparative period) from financing activities and used cash of $353,968 in its operations during the six months ended June 30, 2007 (used $48,787 in the prior comparative six month period), leaving cash on hand at June 30, 2007 of $51,523 compared to cash on hand of $24,300 at December 31, 2006. Until the Company receives its next contract and/or increases its product sales revenue, it will be dependent upon equity and loan financings to compensate for the outflow of cash anticipated from operations.

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

Item 5. Other Information.

No change since previous filing

Item 6. Exhibits and Reports on form 8-K.

(a) Exhibits

Exhibit 31.1 - Amended Section 906 Certification of Periodic Report of the Chief Executive Officer.

Exhibit 32.1 - Amended Section 302 Certification of Periodic Report of the Chief

(b) Form 8-K

No Form 8-K's filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, The registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 7, 2007     Northstar Electronics, Inc.

            (Registrant)

     By: /s/ Wilson Russell

                                        Wilson Russell, PhD

                                        President and Principal Financial Officer