Form 10KSB
period 2007-12-31
NORTHSTAR ELECTRONICS INC
filed 2008-04-16
CIK 1082027

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

State issuer’s revenues for its most recent fiscal year: $1,654,661

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

March 31, 2008:  $1,656,000 approximately

Aggregate market value of non-voting common equity held by non-affiliates as of

March 31, 2008:  Not Applicable

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Outstanding shares of common stock as of March 31, 2008: 27,657,081

Outstanding shares of preferred stock as of March 31, 2008: Nil

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

             Item 5.          Market for Registrant’s Common Equity and Related Stockholders Matters

             Item 6.          Management’s Discussion and Analysis or Plan of Operation

             Item 7.          Financial Statements

             Item 8.          Changes in and Disagreements with Accountants on Accounting and

                                     Financial Disclosure

             Item  8A       Controls and Procedures

Part III

             Item 9.         Directors, Executive Officers, Promoters and Control Persons;Compliance with Section 16(a) of the Exchange Act

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

Because we have a net loss from operations of $778,818 for the year ended December 31, 2007 and have accumulated losses of $6,828,100 from inception, we face a risk of insolvency.

We have never earned substantial operating revenue. We have been dependent on equity and debt financing to help pay operating costs and to help cover operating losses.

Because we have a limited sales history and are substantially dependent on one major contractor to generate future sales, our future is uncertain if our relationship with that major contractor fails.

The auditor’s report for our December 31, 2007 consolidated financial statements includes an additional paragraph that identifies conditions which raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PART I

Item 1. Description of Business

The Company was incorporated May 11, 1998 as Scientific Technologies, Inc. under the laws of the State of Delaware. The name of the Company was changed to Northstar Electronics, Inc. (NEI) September 1999. Subsequently, there has been no material reclassification, merger, consolidation, purchase or sale of any significant amount of assets other than in the ordinary course of business. There has been no bankruptcy, receivership or other similar proceedings.

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

Sonar Products and Technologies

NTI developed a wireless communications technology with undersea applications. The technology is used in underwater sensing devices to take certain measurements that are then transmitted using underwater sound waves to a receiving unit which processes the data and displays it on a computer monitor. The technology has many potential uses in a variety of industries including offshore oil and gas, defense, marine transportation, oceanography, environmental and fishing.

Homeland Security and Military Defense

The Company expects that design and manufacture of homeland security and anti-terrorism systems will grow to become a major component of Northstar’s business over the next five years as the United States Department of Homeland Security and the United States Navy ramps up its efforts to protect ports, on shore high value assets and ships from terrorists. Northstar Electronics has designed and is manufacturing sonar hardware for homeland security and military defense systems.  These systems are designed to detect and track combat divers and explosive laden underwater vehicles and are intended to provide warning to naval ships, harbors and ports.

Research and Development - AQUACOMM was a multi-year fully funded in-house research and development program at Northstar that was created specifically to develop new, leading edge multiple application sonar technologies and products for a variety of industries, including: defense, offshore oil and gas, commercial fishing, oceanography, marine environment and marine transportation.    The AQUACOM program was completed during 2006 with new hardware and software technologies resulting. Northstar expended $3,318,633 on this development program and recovered $1,997,144.

Northstar has used its Venture Technology Business Model to maximize the success of its new WideBand Sonar Projector (WBSP) technology.  In this model, a technology developed by the Company is partnered with an established company in a specific industry sector.  In the case of the WBSP, Northstar developed the “wet” end and an established defense contractor was responsible for the “dry” end.  Since the defense contractor is established in the field, it is the defense contractor that undertakes the product introduction, marketing and sales efforts. No outside sales revenues for this product have occurred to date.

The NETMIND System

The Company’s first underwater sonar product based on our core technology was the NETMIND system. The NETMIND product is both a conservation and efficiency tool. Electronic sensors attached to a fishing trawl, measure the height and width of the net opening, the water temperature, the depth of the net and the amount of fish caught plus other parameters. The sensor information is transmitted via a wireless communications link back to the ship.

NETMIND helps prevent over fishing and allows fishermen to fill and empty their nets more efficiently with a cost effective benefit on profits. This gives regulators flexibility in reducing quotas when attempting to conserve limited   fish stocks.

The NETMIND Market

Targeted customers have been industry leaders and government agencies. They include the National Oceanic and Atmospheric Administration (NOAA) in the United States, the United States Department of the Interior and the Federal Department of Fisheries and Oceans and Fishery Products International in Canada. Customer feedback has shown that the NETMIND system enhances efficiency, reduces gear damage and improves catch quality.

Raw Material Sources and Availability

Raw materials for the manufacture of the NETMIND system are available from various sources. To date, NTI has received parts, supplies and materials from these suppliers in a timely fashion. To reduce costs, Northstar now produce transducers and other components in house.

Major Customer Dependency – NETMIND Product

NTI has sold approximately 300 NETMIND systems to over 180 different customers with no dependence on one or a few major customers.

Competition – NETMIND

A variety of competitors exist, ranging from low-end to high-end systems with associated pricing.  NETMIND is uniquely positioned to offer excellent value for the price.  In comparison to other products, NETMIND sensors are fully serviceable. The electronic circuitry is contained in stainless steel cylinders within each component.

We believe that NETMIND components have a long battery life and effective communication over a longer distance than competitors. We believe the rugged design of various NETMIND components has surpassed competitor’s designs in that NETMIND’s unique sensors require very little maintenance.  In the end, we enjoy being referred to as the” Chevrolet of the industry – a practical, reliable product to get the job done.”

Distribution of the NETMIND System

NETMIND is sold through established marine electronics dealers. Representation has been established in Canada, the United States, Northern Europe, Spain and now, South America. We support all sales efforts with product brochures, pamphlets, customer testimonials and booths at trade shows in Seattle, Boston, Providence Rhode Island, Iceland, Copenhagen Denmark, Scotland, Ireland, and other locations. Advertising is done in trade magazines, notably ‘The Navigator’ and ‘Fishing News International’. Articles on NETMIND have appeared in ‘National Fisherman’, Alaskan Fisherman’s Journal’ and ‘SEA Technology’, amongst other publications.

Technology Protection – NETMIND

Since commercializing NETMIND, NTI has made enhancements to its system. These activities have resulted in an optimum design for which a patent application may be submitted. The Company has obtained Canadian trademark rights to the name NETMIND effective for fifteen years from August 24, 1999. No other intellectual property related applications have been filed or prepared. In the meantime, NTI continues to develop new and innovative NETMIND products.

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

CONTRACT MANUFACTURING (CM)

NEI’s second business activity, conducted through both its subsidiary companies (NTI and NNL) is contract manufacturing where the Company assembles electronic systems under contract to the defense and aerospace industry (called ‘build to print’). We build products according to designs provided by our customers.   The Company’s main customer is currently Lockheed Martin, for whom Northstar provides production engineering, sourcing and procurement of parts, assembly of parts into systems, testing and shipping.    The Company has manufactured submarine control consoles under several contracts with Lockheed Martin Naval Electronics in Manassas, Virginia and in 2007 completed a $1.2M command and control console contract awarded by Lockheed to the Company in the fourth quarter of 2005.

The Company continues to market its services in this area primarily through a network of contacts in the industry, attendance at trade shows and at conferences and special missions sponsored by the Department of Defense.  In the past Northstar has attended defense and aerospace exhibitions in the United States and Canada and has participated in several missions to meet prime contractors involved in major defense contracts.

The CM Market

NTI has focused attention on the North American military market. The United States and Canada have many programs where NTI’s services could be used. This includes programs to manufacture control consoles for submarines, helicopters and fixed wing aircraft.

NTI signed a contract with Lockheed Martin, Manassas, Virginia in 1999 to assemble, test and deliver control consoles for the Canadian Navy’s Victoria Class submarines. Since NTI successfully completed the project to the satisfaction of both Lockheed Martin and the Navy, Lockheed Martin has awarded follow-on contracts to NTI. In 2003, Lockheed Martin and NTI signed a Manufacturing License Agreement approved by the US State Department. The Agreement allows for NTI to manufacture command and control consoles for Lockheed Martin on projects they have anywhere in the world. As well, NTI is permitted to offer Lockheed Martin’s console technology directly to the Canadian Armed Forces. The recently completed control console contract was awarded pursuant to the manufacturing license agreement.

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

NTI has incurred no expenditures in fiscal 2007 on CM research and development activities.

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

As a result of its capabilities and expertise, NNL developed a beneficial approach to securing and executing large defense contracts. NNL brings together a number of Small Medium Size Enterprises (SME) affiliate companies thereby presenting a broad capability to prime defense contractors.  Because NNL offers ‘one stop shopping’ for approximately 25 companies with a wide range of relevant expertise, it is anticipated that contract work for various Canadian government procurements will flow to NNL.  Verbal commitments have been made to NNL by contractors bidding programs in Canada to include NNL under the Industrial Regional Development Plan (IRB).

NNL has carried out several contracts for Lockheed Martin on the development and production of an underwater intruder detection system and is pursuing new contracts in the defense and homeland security areas. NNL is currently contracted on two defense related contracts, one in underwater technology and the other in aeronautics.

EMPLOYEES

As of December 31, 2007 the Company had a total of 23 employees.

PUBLIC INFORMATION

The Company electronically files with the Securities and Exchange Commission (SEC) all its reports, including but not limited to, its annual and quarterly reports. The SEC maintains an internet site (http://www.sec.gov) that contains reports and other information regarding issuers that do file electronically. The Company maintains a web site address at www.northstarelectronics.com .

Item 2. Description of Properties

The Company leases its corporate offices located at: 1455 – 409 Granville Street, Vancouver, British Columbia, Canada    V6C 1T2.  Northstar Technical Inc. and Northstar Network Ltd share leased offices and operations facilities at: 1 Duffy Place, Unit #6, St. John’s, Newfoundland, Canada    A1B 4M6.  Northstar Network Ltd. also has a small office in Gander, NF near its affiliate CHC’s manufacturing plant.

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

Item 4. Submission of Matters to a Vote of Security Holders

No change since previous filing.  The Company has filed with the SEC an SB-1 registration statement April 20, 2000, an S-8 registration November 2000 and quarterly reports (form 10QSB) for June and September 2000 and for March, June and September 2001, 2002, 2003, 2004, 2005 and 2006 and annual reports (form 10KSB) for December 31, 2000, 2001, 2002, 2003, 2004, 2005 and 2006.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

No change since previous filing.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion, comparison and analysis should be read in conjunction with the Company’s accompanying audited consolidated financial statements for the years ended December 31, 2007 and 2006 and the notes related thereto. The discussion of results, causes and trends should not be construed to infer conclusions that such results, causes or trends necessarily will continue in the future.

DISCUSSION

The following table sets forth for the years indicated items included in the Company’s consolidated statement of operations:

                                                     2007            2006           2005            2004             2003

Total revenue                   $1,611,203  $1,460,508  $1,629,594  $1,461,528  $1,641,960

Cost of goods sold                 725,706        614,444       583,870       245,305       230,213

Discounts                                          0        116,241         94,066       129,111       198,950

                                               725,706        730,685       677,936       374,416       429,163

Gross margin                           885,497        729,823       951,658    1,087,112    1,212,797

Expenses                             1,664,315     1,699,109    1,936,426    1,918,653    1,905,942

Net (loss)                            $(778,818)   $(969,286)   $(984,768)   $(831,541)  $(693,145)

Net (loss) per share            $(0.03)          $(0.05)         $(0.06)         $(0.05)        $(0.05)

As a result of its design engineering program expenditures, which directly impact the Company’s losses, Northstar Electronics, Inc. is building an infrastructure to position itself for significant growth.  In each of its core areas of business, the Company has proven itself with an ability to deliver high quality projects on time and within budget.

The Company’s total revenues for 2007 were $1,611,203 ($1,460,508 for 2006 and $1,629,594 for 2005). We incurred a net loss from operations of $(778,818) [$(969,286) for 2006 and $(984,768) for 2005]. Total revenue includes sales of $1,501,375 and $153,286 in recovery of research and development costs (2006: $1,148,810 and $311,698 respectively).  Although the Company’s 2007 and 2006 performance did not meet management’s expectations, management remains confident that the steps taken in 2007 and over the past several years can provide the basis for increased revenues and future profitability over the ensuing years.

Sonar Products and Technologies

Company management focused its attention to improve sales and reduce expenses in the sonar products area.  Concentrated marketing efforts focused on dealer relation improvements and expansion thereof.  The net result in this area was a sales increase of 26.6% for NETMIND product sales and, the inclusion of other revenues, brought an increase in the Gross Profit of 36.1% over 2006.

For the future, the sonar development project (Wide Band Array) will potentially add a major growth area.  NETMIND sales growth should continue on a similar basis for the coming year.

During the year, the Company developed sensor control hardware including direct digital synthesis of sonar frequencies to support multi function sensors while lowering manufacturing costs and supporting a move of the NETMIND products into new markets not currently exploited by similar technologies.

NETMIND

Internal sales projections for NTI’s fiscal year ending December 31, 2007 were $711,000. NTI realized sales for the year of $899,898.  This increased NETMIND performance over budget (26.6%) resulted from concentrated sales efforts with European dealers.  These same efforts will be applied to other regions in the coming year.

Swimmer Detection System (SDS)

The Company is a subcontractor on Lockheed Martin’s anti terrorism Swimmer Detection System (SDS). The SDS is a wide band high frequency sonar system designed specifically to detect and classify underwater terrorist threats.

Defense Sonar Development Contract

In June, the Company was awarded a contract from Lockheed Martin Canada of $700,000 for the design of a wide band sonar projector based to some extent on the SDS technology.  The contract includes the design and manufacture of several prototype systems.  Should these prove successful in their design and performance, production contracts could follow.  Completion of the design-prototype contract is anticipated mid-2008.

Contract Manufacturing

Northstar remained active pursuing contract manufacturing opportunities during 2007.  As mentioned, during the fourth quarter of 2005 we were awarded a US$1.2M Command and Control Console Contract to perform a technology update and test command and control consoles for the Canadian Navy’s Victoria class submarines as well as the refurbishment of the Victoria class submarine’s command display. This contract is covered under the Manufacturing License Agreement signed with Lockheed Martin in 2003. We realized the majority of the revenue from this project during 2006 and completed it in 2007.

In May, the company received a $6.3 million Master Contract from Lockheed Martin Aeronautics for the Refurbishment of the Outer Wing Box of the P3/CP140 aircraft, a maritime surveillance aircraft. This contract is spread to manufacture parts over 5 years.  After a five month start-up period, including pre-production activities and supplier assessments, delivery of the first parts took place in November. The contract is for 48 aircraft.

Northstar Network has submitted quotes on the following Canadian and US Programs, amongst others:

- Multi mode fiber optic cables for the Joint Strike Fighter airplane

- Sonar equipment design and manufacture

We are attempting to expand our electronic contract manufacturing business with our current customers as well as prospective customers in the offshore oil and gas, transportation and communication industries

Systems Integration

The Company will continue to pursue contract systems integration business in 2008.

Results of Operations

Gross margins remained relatively constant at 55% for 2007 compared with 51% for 2006, 58% for 2005, 73% for 2004, 74% for 2003, 59% in 2002 and 44% in 2001. The margin for 2007 is comparable to 2006. The percentage decrease from 2004 and 2003 was created by an increase in the lower margined contract sales volume included in revenue during 2006. A significant cause of any fluctuation in the gross margin percentages would be due to changes in the revenue mix where the Company is now generating revenue with significantly more direct costs attached.

In 2007 the Company spent $306,086 on design engineering and prototype development related to the development of engineering systems and underwater sonar technology ($494,158 in 2006, $816,622 -- 2005, $707,697 -- 2004, $848,277 -- 2003 and $609,299 -- 2002).

The Company received contract revenues of $664,110 in 2007 (2006 -- $577,237, 2005 -- $492,810, 2004 -- $122,489, 2003 -- $325,000 and 2002 in $179,269) and government incentive research and development recoveries of $153,286 included in revenues (2006 -- $311,698, 2005 -- $671,720, 2004 -- $547,338, 2003 -- $626,496 and 2002 in $218,597) during the current year to offset certain of these costs.

The direct result of extensive spending on pre operational start up costs, design engineering and prototype development during the current year has been a loss of $(778,818) for 2007 compared to losses of $(969,286) for 2006 $(984,768) for 2005 $(831,541) for 2004 $(693,145) for 2003 $(792,135) in 2002 and $(441,924) in 2001.

The Company expects that design and manufacture of defense systems will continue to be a major component of its business over the next five years.

Liquidity and Capital Resources

The Company used cash in operations of $(773,520) in 2007 compared to cash used by operations of $(607,410) in 2006, $(311,237) in 2005, $(634,218) in 2004, $(368,708) in 2003, $(589,419) during 2002 and cash used by operations of $(138,931) during 2001.  In 2007 the Company only raised equity financing of $150,000 compared to $304,325 equity funding during 2006. The net cash was used to fund operations.

The Company’s working capital and capital requirements will depend on many factors, including the ability of the Company to increase sales of the NETMIND system in order to generate sufficient funds to cover the current level of operating expenses. The Company further intends to create working capital from the business to be generated pursuant to the Manufacturing License Agreement with Lockheed Martin. During the most recent fiscal year the Company increased its long-term debt by $747,902 (2006 -- $198,327). The Company is negotiating to secure an equity financing in the short term and is in discussions with several financing firms for long term plant and equipment additions. The Company also expects to increase revenues in 2008 from sales of its NETMIND system and related products. During 2007 the Company enhanced its net symmetry system, the first commercial product resulting from the AQUACOMM program. As well, the Company has tendered proposals and price quotations on submarine control console manufacturing contracts, a naval anti terrorist system manufacturing contract and other manufacturing contracts, all of which are anticipated to be awarded during the coming year.

The availability of sufficient future funds will depend to an extent on product sales and obtaining manufacturing contracts on a timely basis. Accordingly, the Company may be required to issue securities to finance any project start-up and working capital requirements for new contracts and general business expansion. There can be no assurance whether or not such future financings will be available or on satisfactory terms.

Working Capital and Operations

During 2007, the Company provided price quotations to Lockheed Martin for console contracts which remain outstanding.   In June, it commenced a 5 month start-up on the Lockheed Martin Aeronautics P3/CP140 contract and subsequent production, and also commenced work on a Lockheed Martin Canada underwater sonar defense contract. (see comments under ‘Contract Manufacturing’)

Over the next twelve months the Company will require approximately $600,000 to cover production costs associated with contracts and an additional $350,000 for working capital. The Company is attempting to secure financing of $1,000,000 by way of private placement and is in discussions with several interested parties thereto.

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

Item 7. Financial Statements

NORTHSTAR ELECTRONICS, INC.

Index to Consolidated Financial Statements December 31, 2007 and 2006 (U.S. Dollars)

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

 Cinnamon Jang Willoughby & Company

Chartered Accountants

A Partnership of Incorporated Professionals

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Northstar Electronics, Inc.:

We have audited the consolidated balance sheet of Northstar Electronics, Inc. as at December 31, 2007 and the statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2007.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Northstar Electronics, Inc. as of December 31, 2006 were audited by other auditors whose report dated April 14, 2007 expressed an unqualified opinion on those statements.  The other auditors’ report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB) in the United States of America.  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The company is not required to have nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2007 and the results of its operations and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company contemplates the realization of assets and satisfaction of liabilities in the normal course of business operations.  These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Cinnamon Jang Willoughby & Company”

Chartered Accountants

Burnaby, Canada

April 15, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE DIRECTORS AND STOCKHOLDERS OF NORTHSTAR ELECTRONICS, INC.

We have audited the consolidated balance sheet of Northstar Electronics, Inc. as at December 31, 2006 and the consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years ended December 31, 2006 and 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in Canada and the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2006 and the results of its operations and its cash flows for each of the years ended December 31, 2006 and 2005 in accordance with accounting principles generally accepted in the United States.

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

/s/ Pannell Kerr Forster

Chartered Accountants

(registered with the PCAOB as “Smythe Ratcliffe”)

Vancouver, Canada

April 14, 2007

NORTHSTAR ELECTRONICS, INC.

Balance Sheets

December 31

(US Dollars)

	2007	2006

Assets

Current
Cash	$34,053	$24,300
Accounts receivable (note 5)	617,284	133,664
Inventory	62,267	257,207
Prepaid expenses	69,872	51,975

	783,476	467,146
Pre contract costs	268,770	0
Intangible (note 6)	24,783	26,019
Equipment (note 6)	59,756	48,716

	$1,136,785	$541,881

Liabilities

Current
Accounts payable and accrued liabilities	$1,044,624	$817,567
Loans payable (note 7)	137,294	69,428
Deferred revenue (notes 2(a) and (g))	125,668	279,696
Current portion of long-term debt (note 10)	250,289	140,232

	1,557,875	1,306,923
Long-Term Debt (note10)	1,032,162	610,003
Discount on Long-Term Debt (note10)	519,728	304,042
Due to Cabot Management Limited (note 9)	55,528	90,635
Due to Directors (note 9)	566,321	170,372

	3,731,614	2,481,975

Stockholders’ Deficit

Common Stock
Authorized
100,000,000 Common shares with a par value of $0.0001 each
20,000,000 Preferred shares with a par value of $0.0001 each
Issued and outstanding
27,657,081 (22,519,132 - 2006) Common shares	2,766	2,252
Additional Paid-in Capital	4,765,743	4,365,236
Other Comprehensive Loss	(460,287)	(183,349)
Accumulated Deficit	(6,903,051)	(6,124,233)

	$1,136,785	$541,881

Contingencies and Commitment (notes 10 and 11)

See notes to consolidated financial statements.

NORTHSTAR ELECTRONICS, INC.

Statements of Operations

Years Ended December 31

(US Dollars)

	2007	2006	2005

Revenues (notes 2(a) and 4)	$1,611,203	$1,460,508	$1,629,594
Discounts	-	116,241	94,066

Revenues, net of discounts	1,611,203	1,344,267	1,535,528
Cost of Goods Sold	725,706	614,444	583,870

Gross Margin	885,497	729,823	951,658

Expenses
Salaries, wages and benefits	496,154	618,512	238,552
Research and development	300,056	494,158	890,510
Tax credits on research and development	(66,037)	(104,936)	(118,928)
Travel, marketing and business development	252,449	128,999	247,144
Consulting	182,619	96,116	224,709
Rent	108,204	108,510	122,088
Professional fees	124,066	100,346	98,898
Office	73,573	85,741	93,006
Interest and bank charges	113,921	66,893	64,638
Telephone, light and heat	38,234	45,616	47,086
Directors’ remuneration	0	33,868	0
Royalty on sales	42,070	0	0
Amortization	20,635	25,286	28,723

	1,664,315	1,699,109	1,936,426

Net Loss for Year
Other Comprehensive Loss	(276,938)	(4,357)	(41,788)

Total Comprehensive Loss	$(1,055,756)	$(973,643)	$(1,026,556)

Loss Per Share	$ (0.03)	$ (0.05)	$ (0.06)

Weighted Average Number of Common
Shares Outstanding	27,657,081	18,825,097	16,371,329

See notes to consolidated financial statements.

NORTHSTAR ELECTRONICS, INC.

Statements of Changes in Stockholders’ Equity (Deficit)

Years Ended December 31

(US Dollars)

	Number of Shares	$	Par Value	$	Additional Paid-In Capital	$	Other Comprehensive Income (Loss)	$	Accumulated Deficit	Total Stockholders’ $Equity (Deficit)

Balance December 31, 2005	17,060,715		1,706		3,829,439		(178,992)		(5,154,947)	(1,502,794)
Issuance of common stock:
For services	543,677		95		118,315		0		0	118,410
For cash	3,746,280		375		330,325		0		0	330,700
For remuneration	1,168,460		76		76,238		0		0	76,314
Share issuance costs	0		0		(26,000)		0		0	(26,000)
Stock option benefit	0		0		3,051		0		0	3,051
Directors’ remuneration	0		0		33,868		0		0	33,868
Other comprehensive loss	0		0		0		(4,357)		0	(4,357)
Net loss	0		0		0		0		(969,286)	(969,286)

Balance December 31, 2006	22,519,132		$2,252		$4,365,236		$(183,349)		$(6,124,233)	(1,940,094)
Currency translation adjustment	0	0	0		0		(276,938)		0	(276,938)
Issuance of common stock:
For services	2,471,283		247		216,524		0		0	216,771
For cash	2,000,000		200		149,800		0		0	150,000
For debt settlement	666,666		67		49,933		0		0	50,000
Share issuance costs	0		0		(15,750)		0		0	(15,750)
Net loss	0		0		0		0		(778,818)	(703,867)

Balance December 31, 2007	27,657,081		2,766		4,765,743		(460,287)		(6,903,051)	(2,519,878)

See notes to consolidated financial statements

.

NORTHSTAR ELECTRONICS, INC.

Statements of Cash Flows

Years Ended December 31

(US Dollars)

	2007	2006	2005

Operating Activities
Net loss	$(778,818)	$(969,286)	$(984,768)
Items not involving cash
Amortization	20,635	25,286	28,723
Stock-based and uncompensated services	0	113,157	17,617
Services paid with common stock	216,771	118,315	193,386
Changes in Non-Cash Working Capital
Loss on disposal of assets	1,440	0	0
Accounts receivable	(483,620)	685,755	(558,690)
Prepaid expenses	(17,897)	(27,111)	(8,783)
Inventory	194,940	183,500	(278,980)
Accounts payable and accrued liabilities	227,057	(555,178)	942,204
Deferred revenue	(154,028)	(181,848)	338,054

Cash Used in Operating Activities	(773,520)	(607,410)	(311,237)

Investing Activities
Pre contract costs	(268,770)	0	0
Disposal (Acquisition) of equipment	(30,439)	12,457	3,111

Cash Provided by (Used in) Investing Activities	(299,209)	(607,410)	(311,237)

Financing Activities
Issuance of common stock for cash	134,250	304,700	87,191
Loans payable advances (repayment)	67,866	19,428	(2,205)
New long-term financing	747,902	663,070	256,528
Repayment of debt	(35,107)	(464,743)	(148,988)
Advances from directors	395,949	50,317	118,434

Cash Provided by Financing Activities	1,310,860	572,772	310,960

Effect of Foreign Currency Translation on Cash	(228,378)	(424)	(13,570)

Outflow of Cash	9,753	(22,605)	(10,736)
Cash, Beginning of Year	24,300	46,905	57,641

Cash, End of Year	$34,053	$24,300	$46,905

Supplemental Information
Interest paid	$85,272	$55,314	$47,816

See notes to consolidated financial statements.

NORTHSTAR ELECTRONICS, INC.

Notes to Financial Statements

Years Ended December 31, 2007, 2006 and 2005

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

The Company's business activities are conducted principally in Canada. However, the financial statements are prepared in accordance with accounting principles generally accepted in the United States of America with all figures translated into United States dollars for financial reporting purposes.

The accompanying financial statements have been prepared assuming the Company will continue as a going-concern and contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During 2007 the Company incurred a net loss of $778,818 and at December 31, 2007 had a working capital deficiency (an excess of current liabilities over current assets) of $724,687 including $200,577 of long-term debt due within one year and $125,668 in deferred revenue which will be included in revenue in 2008.

Management has undertaken initiatives for the Company to continue as a going-concern. For example, the Company is negotiating to secure an equity financing in the short-term and is in discussions with several financing firms. The Company also expects to increase revenues in 2008 from contract manufacturing revenues and sales of its NETMIND system and related products. The Company has tendered proposals and price quotations on Submarine Command & Control Console production contract along with other anti terrorist and military contracts. These initiatives are in recognition that for the Company to continue as a going-concern it must generate sufficient cash flow to cover its obligations and expenses. In addition, management believes these initiatives can provide the Company with a solid base for profitable operations, positive cash flows and reasonable growth. Management is unable to predict the results of its initiatives at this time. Should management be unsuccessful in its initiative to finance its operations, the Company’s ability to continue as a going-concern will be uncertain.

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

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

Total revenue includes sales of $1,590,951 and recovery of research and development costs of $63,710: (2006 - $1,148,810 and $311,698 respectively, and 2005 - $957,874 and $671,720 respectively). Recovery of research and development costs is recognized on a periodic basis as cost recovery is applied for.

(b)          Cash and Cash Equivalents

                             Cash and cash equivalents consist of commercial accounts, trust accounts and interest-bearing bank deposits and are carried at cost, which approximates current value. Items are considered to be cash equivalents if the original maturity is three months or less.

(b)

Inventory

Inventories consist of components valued at the lower of average cost and net realizable value.

(c)

Research and development

Research and development costs are expensed to operations as incurred.

(d)

Pre contract costs

The Company accounts for pre contract costs in accordance with American Institute of Public Accountants Statement of Position ("SOP") 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts", as amended by SOP 98-5, "Reporting on the Costs of Start-Up Activities".  Costs on long-term contracts and programs in progress represent recoverable costs incurred for production or contract-specific facilities and equipment, allocable operating overhead, advances to suppliers and general and administrative expenses, whose recovery from future contract revenue is probable.

(e)

Investment tax credits

Investment tax credit refunds arising from the incurrence of qualifying research and development expenditures are not recognized until the applicable project is approved as a qualifying research and development project by Canada Revenue Agency. The refunds are recorded as a reduction of the applicable research and development expense.

(f)

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

(g)

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

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

(h)

Government assistance

The Company’s subsidiaries have been awarded assistance under certain Government of Canada assistance programs.  Amounts received or receivable under these programs are recorded as revenue at the time the amounts are approved for payment by the government agency. Advances for expenses which the Company has yet to incur are included in deferred revenue (2007 - $63,853: 2006 - $92,264).

(i)

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

(j)

Other comprehensive income (loss)

The Company has other comprehensive income (loss) arising from foreign currency translation of the subsidiary companies financial statements to US funds.  Accordingly, other comprehensive income (loss) is shown as a separate non cash component of stockholders' equity (deficit).

(k)

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

(l)

Income taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  The Company has adopted SFAS No. 109 as of its inception.  Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward.  Potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years; and accordingly is offset by a valuation allowance.

The Company periodically assess its tax filing exposures related to periods that are open to examination. Based on the latest available information, we evaluate tax positions to determine whether the position will more likely than not be sustained upon examination

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

by the Internal Revenue Service (IRS). If its is determined that the tax position is more likely than not to be sustained, the Company records the largest amount of benefit that is more likely than not to be realized when the tax position is settled. If the Company cannot reach that determination, no benefit is recorded. Interest and penalties related to income taxes are recorded as a component of Income tax expense in the financial statements.

(m)

Net loss per share

Net loss per share calculations are based on the weighted average number of common shares outstanding during the year.  Diluted loss per share is not shown as the effects of the outstanding stock options and warrants are anti-dilutive.

(n)

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model using the following weighted average assumptions and amortized on a straight-line basis over the vesting period.

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

As allowed by SFAS 123, the Company elected to apply the intrinsic value-based method of accounting described above during the comparative years 2005 and 2004 and adopted the disclosure requirements of SFAS 123.  Had compensation expense been determined as provided in SFAS 123 using the Black-Scholes option-pricing model during 2005 and 2004, the pro-forma effect on the Company’s net loss and per share amounts would have been as follows:

2.            SIGNIFICANT ACCOUNTING POLICIES (Continued)

		2005		2004

Net loss, as reported		$(984,768)		$(831,541)
Total stock-based compensation determined under fair value based method		(40,932)		(38,552)

Net loss, pro forma	$		$

Loss per share, as reported		$ (0.06)		$ (0.05)
Total stock-based compensation determined under fair value based method		(0.01)		(0.01)

Loss per share, pro forma		$ (0.07)		$ (0.06)

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

(o)

Recent accounting pronouncements

(i) Fair value measurement

 In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, "Fair Value Measurement" ("SFAS 157"). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or  permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning on January 1, 2008. The Company is currently reviewing the impact of this statement.

(ii) Employers accounting for defined benefit pension and other postretirement plans

 In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)" (SFAS 158"). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, "Employers' Accounting for Pensions", or SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", (c) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company's fiscal year ending December 31, 2007. The adoption of SFAS No. 158 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

(iii) Accounting for servicing of financial assets

 In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which amends SFAS No. 140 "Accounting for Transfers and Servicing of

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial Assets and Extinguishments of Liabilities". SFAS No. 156 may be adopted as early as 1 January 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after 15 September 2006 (e.g. 1 January 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.

Specifically, the FASB said SFAS No. 156 permits a service using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value.  The adoption of SFAS No. 156 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

(iv) Accounting for certain hybrid instruments

 In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140. SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives.

The adoption of SFAS No. 155 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

(v) The Fair Value Option for Financial Assets

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”  SFAS No. 159 permits entities to measure eligible assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently investigating the impact of this pronouncement and has not yet determined the impact on the consolidated financial statements.

(vi) Business Combinations

 In December 2007, the FASB issued Statement No. 141(Revised 2007), “Business Combinations” (SFAS No. 141(R)).  SFAS No. 141(R) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS No. 141(R) also changes the accounting treatment for certain specific items.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008.  The Company is currently investigating the impact of this pronouncement and has not yet determined the impact on the consolidated financial statements.

(vii) Non controlling Interests in Consolidated Financial Statements

 In December 2007, the FASB issued SFAS No. 160, “Non controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.”  SFAS No. 160 establishes new accounting and reporting standards for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  This statement requires the recognition of a non controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008.  The Company does not expect adoption of this pronouncement to have a material impact on the consolidated financial statements.

 2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

(viii) Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property

 In December 2007, the FASB ratified the consensus reached on EITF 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property.”  EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties.  EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  The Company does not expect adoption of this pronouncement to have a material impact on the consolidated financial statements

The implementation of these new standards is not expected to have a material effect on the Company’s financial statements.

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

(d)

Currency risk

The Company translates the results of operations into US currency using rates approximating the weighted average exchange rate for the year. The exchange rate may vary from time to time.

4.

ECONOMIC DEPENDENCE

During 2007 one source accounted for 46% of the Company's revenue (41% 2006 and 38% 2005).  The Company is completing a contract with this customer and has no further contracts in place at this time, although additional orders are anticipated from this customer.

5.

ACCOUNTS RECEIVABLE

	2007	2006

Trade receivables	$556,037	$59,922
Investment tax credits receivable	61,247	73,742
	$617,284	$133,664
Once an account is determined to be uncollectible it is written off as a bad debt.

6.           INVENTORY

2007

2006

Finished goods

$56,458

$  81,300

Work in progress

    5,809

  175,907

$62,267

$257,207

7.

EQUIPMENT

2007		Accumulated
	Cost	Amortization	Net

Manufacturing equipment	$60,325	$42,373	$17,952
Furniture and equipment	56,495	42,868	13,627
Computer equipment	60,394	42,576	17,818
Computer software	89,850	79,959	9,891
Leasehold improvements	12,618	12,150	468

	$279,682	$219,926	$59,756

2006		Accumulated
	Cost	Amortization	Net

Manufacturing equipment	$113,118	$91,866	$21,252
Furniture and equipment	50,428	37,816	12,612
Computer equipment	52,253	41,867	10,386
Computer software	13,519	10,305	3,214
Leasehold improvements	10,944	9,692	1,252

	$240,262	$191,546	$48,716

Intangible asset

The Company acquired the design rights and tooling for a significant component of its Netmind system at a cost of $37,285 amortized to $24,783.  The asset is being amortized over ten years and is tested for impairment annually. The company recorded amortization of  $1,236 during the year ended December 31, 2007 (2006 - $11,266). Estimated amortization over the succeeding 5 years is $24,783.

8.

LOANS PAYABLE

	2007	2006

10% term loan	$60,833	$55,833
Loans – unsecured, non-interest bearing with no fixed terms of repayment	76,461	13,595

	$137,294	$69,428

9.

RELATED PARTY TRANSACTIONS

a.

The amount due to Cabot Management Limited, an associated private company related by a common shareholder and director, bears no interest and has no set terms of repayment.

b.

The amount due to directors has no set terms of repayment and is subordinated to amounts due to ACOA.  Of the total, 75% bears no interest and 25% accrues interest at the rate of $433 (Cdn$500) and 3000 shares per week.

c.

During the year ended December 31, 2007 the Company issued 666,666 shares of common stock to settle $50,000 in debt owing to a company controlled by a director of the Company.

d.

During the year the Company was charged $55,824 (Cdn$60,000 – 2006 : Cdn $60,000) for technical consulting by a company controlled by a director. Of these fees, $84,113 is included in accounts payable and accrued liabilities at December 31, 2007 and is to be settled by the commitment to issue shares of common stock.

e.

LONG-TERM DEBT

	2007	2006

Atlantic Canada Opportunities Agency (“ACOA”)
Interest-free unsecured loan repayable in monthly payments of Cdn $5,938 commencing April 2005 (Cdn $467,250; 2006 – Cdn $484,350)	$475,660	$420,077
Interest-free unsecured loan to a maximum of Cdn $329,375, repayable in monthly payments of Cdn $5,490 commencing July 2007 (Cdn $317,761; 2006 – Cdn $288,906)	323,480	250,568
Interest-free unsecured loan repayable in monthly payments of Cdn $6,469 commencing August 2007 (Cdn $487,460; 2006 – Cdn $388,156)	497,652	336,648
Interest-free unsecured loan repayable in estimated monthly payments of Cdn $7,984 commencing August 2008	0	0
Interest-free loan repayable in 72 monthly consecutive installments of Cdn $3,119 (Cdn $0; 2006 – Cdn $18,691)	0	16,211
Interest-free loan repayable in monthly installments of Cdn $867 (Cdn $5,816; 2006 – Cdn $16,220)	5,920	14,068
Interest-free unsecured loan to a maximum of Cdn $102,691, repayable in monthly payments of Cdn $1,712 commencing July 2007 (Cdn $133,397; 2006 – Cdn $19,262)	135,798	16,705
Interest-free loan, monthly principal repayments of Cdn $2,621 (Cdn $157,239; 2006 – Cdn $0)	160,069	0
Secured 9% loan with monthly blended repayments of Cdn $6,360 (Cdn $200,000; 2006 – Cdn $0)	203,600	0

	1,802,179	1,054,277
Less: Current portion	200,577	140,232

	1,601,602	140,232
Discount on interest-free loans payable	(519,728)	(304,042)

	$1,081,874	$610,003

10.

LONG-TERM DEBT (Continued)

Principal repayment terms are approximately as follows:

2008	$219,499
2009	373,530
2010	393,188
2011	358,038
2012	326,382
Thereafter	131,542

$1,802,179

f.

CONTINGENT LIABILITIES

a.

The Company is a defendant in a lawsuit which commenced against them in 1999 by the Company’s  former master distributor.  The former distributor has alleged that the Company has interfered with the ability of the former distributor to sell products. The Company has filed a counter claim for monies owing to the Company by the former distributor.

b.

The Company is contingently liable to repay $1,885,476 in assistance received under the Atlantic Innovation Fund. The assistance is repayable annually at the rate of 5% of gross revenues from sales of products resulting from the Aquacomm research and development project. Gross revenues are to be calculated for the fiscal year immediately preceding the due date of the respective payment. Repayment is to continue until the assistance is repaid in full. To December 31, 2007 a repayment of $42,070 has been expensed of which $41,257 remains unpaid.

g.

COMMITMENT

The Company is committed to minimum rental payments for property and premises aggregating $437,600 over the terms of leases expiring 2008 and 2011. Commitments over the next four years are approximately as follows:

2008	$115,200
2009	115,200
2010	115,200
2011	92,000

h.

STOCK OPTIONS

The following table summarizes the Company's stock option activity for the years ended December 31, 2007, 2006 and 2005:

	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price

Balance December 31, 2004	2,956,500	$ 0.50	$ 0.50
Granted during the year - employees	137,500	$ 0.50	$ 0.50
Cancelled/Expired	(225,000)	$ 0.50	$ 0.50

Balance December 31, 2005	2,869,000	$ 0.50	$ 0.50
Granted during the year – directors	500,000	$ 0.25	$ 0.25
- consultants	250,000	$ 0.25	$ 0.25
Cancelled/Expired	(525,000)	$ 0.50	$ 0.50

Balance December 31, 2006	3,094,000	$ 0.25 - $ 0.75	$ 0.46
Granted during the year
Cancelled/Expired	(1,115,000)	$0.50 - $0.75	$0.54

Balance December 31, 2007	1,979,000	$0.25 - $0.50	$0.49

As at December 31, 2007 and 2006, the outstanding stock options granted to directors, employees and others are as follows:

	Exercise	Number of Shares
Expiry Date	Price	2007	2006

June 25, 2007	$ 0.50	0	125,000
June 25, 2007	$ 0.75	0	175,000
July 5, 2007	$ 0.50	0	815,000
July 8, 2008	$ 0.50	22,500	22,500
February 12, 2009	$ 0.50	590,000	590,000
October 12, 2009	$ 0.50	5,000	5,000
December 31, 2009	$0.50	120,000	120,000
March 1, 2010	$ 0.50	50,000	50,000
December 15, 2010	$ 0.50	169,000	169,000
October 30, 2011 (note 14)	$ 0.25	750,000	750,000
December 4, 2011	$ 0.50	10,000	10,000
December 19, 2012	$ 0.50	187,500	187,500
May 1, 2013	$ 0.50	25,000	25,000
March 1, 2015	$ 0.50	50,000	50,000

Total outstanding and exercisable		1,979,000	3,094,000
Weighted average outstanding life of options (years)		2.72	2.72

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

<

7.

INCOME TAXES

Income taxes vary from the amount that would be computed by applying the estimated combined statutory income tax rate (34%) for the following reasons:

Earnings before income taxes	$ (778,868)	$ (969,283)
Income tax rate	34%	34%

Expected income tax expense (recovery) based on above rates	(264,645)	(329,556)

Increase (decrease) due to:
Impact of lower statutory tax rates on foreign subsidiaries	6,949	30,677
Non-deductible stock compensation expense	73,702	78,700
Effect of expiry of losses	68,032	65
Change in valuation allowance	121,377	192,809

Provision for income taxes	$ -	$ -

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company’s deferred tax liability calculated at a 34% tax rate consists of the following:

	2007	2006
Accounting value of fixed assets in excess of tax values	$(4,906)	$ -
Non-capital losses carried forward	1,183,467	1,058,000
Valuation allowance	(1,178,561)	(1,058,000)
Net deferred tax asset (liability)	-	-

The Company's carried losses for income tax purposes are $4,032,016 (2006 - $3,400,000), which may be carried forward to apply against future income tax, expiring between 2008 and 2027.  The future tax benefit of these loss carry-forwards has been offset with a full valuation allowance.  These losses expire as follows:

2008	282,333
2009	516,238
2010	400,399
2014	555,820
2015	1,105,264
2026	680,811
2027	491,151

As at December 31, 2007 the Company is in arrears filing its statutory income tax returns and the operating losses noted above are based on estimates.  The actual operating losses could differ from these estimates.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There are no reportable disagreements on accounting or financial disclosure issues.

Effective December 31, 2007 Smythe Ratcliffe and Company, Chartered Accountants (Smythe), resigned as the principal accountant engaged to audit the financial statements of Northstar Electric, Inc. (the "Company"). Smythe performed the December 31, 2006 and 2005 audits of the Company's financial statements. During this period and the subsequent interim period prior to their resignation, there were no disagreements with Smythe on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to Smythe’s satisfaction would have caused Smythe to make reference to this subject matter of the disagreements in connection with Smythe’s audit report, nor were there any "reportable events" as such term is defined in Item 304(a)(1)(iv) of Regulation S-K, promulgated under the Securities Exchange Act of 1934, as amended ("Regulation S-K").

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act

            Name of Director

Age

Office

Wilson Russell, PhD

 62

President and Principal Financial Officer

            David Buttle, PhD                    59                    Director

Item 10. Executive compensation

During the year the Company paid $96,832 (2006 $96,832; 2005 - $131,580; 2004 - $117,030; 2003 - $53,550) to Wilson Russell, the Company’s president, for his services.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Class

Name and Address

    Number of Shares

Percentage of Shares*

Common

Wilson Russell

                 4,027,857

          14.93%

560 West 29th Avenue

Vancouver, B.C.

Canada    V5Z 2H7

Common

David Buttle

                     89,399

            0.40%

The Well House, Burkham

Wokington, Berkshire

United Kingdom RG114P5

Common

All officers and directors as a group   4,117,256

          15.33%

 *Based on 27,657,081 shares of common stock issued and outstanding December 31, 2007

Item 12. Certain Relationships and Related Transactions

No change since previous filing

Item 13. Exhibits and Reports on Form 8-K

Exhibit 31.1 - Section 906 Certification of Periodic Report of the Chief  Executive Officer.

Exhibit 32.1 - Section 302 Certification of Periodic Report of the Chief Finacial Officer

Form 8K was filed during the fourth quarter of 2007 with notice of change in auditors.

Item 14. Principal Accountants Fees and Services

During 2007 the Company’s auditors received approximately $52,300 in remuneration for audit and related (quarterly review) services. No other services were provided to the Company by its auditors and principal accountants.

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

April 16 , 2008

Wilson Russell, PhD, President, Principal Financial Officer

  By (Signature and Title)                   /S/ DAVID BUTTLE

  Date   April 16 , 2008                      David Buttle, PhD, Director

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

Date: April 16, 2008                  /s/  Wilson Russell________________

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

(i)

That the financial information included in this Annual Report fairly presents in all material respects the financial condition and results of operations of the Company as of December 31, 2007 and for the periods presented in the report; and

(ii)

That the Annual Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities exchange Act of 1934

Date:

  April 16, 2008                 By:    /s/ Wilson Russell

                                                       Title:

President and Principal Financial Officer