Form 10-Q
period 2008-03-31
NORTHSTAR ELECTRONICS INC
filed 2008-05-15
CIK 1082027

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
             OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2008

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

                       Suite # 1455- 409 Granville Street
                          Vancouver, British Columbia,
                                 Canada V6C 1T2

                     Address of principal executive offices

                                 (604) 685-0364

                           Issuer's telephone number

Not Applicable Former name, former address and former fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes[X]   No[ ]

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

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years: Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes[] No[] Not Applicable

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common shares as of May 1, 2008:
29,040,107

Transitional Small Business Disclosure Format (check one): Yes[]  No[X]


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHSTAR ELECTRONICS, INC. Consolidated Financial Statements

Unaudited - Prepared by management                                    PAGE

Consolidated Balance Sheets at March 31, 2008
and at December 31, 2007...............................................F-1

Consolidated Statements of Operations
for the Three Months Ended March 31, 2008 and 2007.....................F-2

Consolidated Statements of Changes in
Stockholders' Equity for the
Three Months Ended March 31, 2008......................................F-3

Consolidated Statements of Cash Flows
for the Three Months Ended March 31, 2008 and 2007.....................F-4

Notes to Consolidated Financial Statements.............................F-5


Item 2. Management's Discussion and Analysis or Plan of Operation.......2

Item 3. Controls and Procedures.........................................6

PART II  OTHER INFORMATION

Item 1. Legal Proceedings...............................................6

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.....6

Item 3. Defaults Upon Senior Securities.................................6

Item 4. Submission of Matters to a Vote of Security Holders.............7

Item 5. Other Information...............................................7

Item 6. Exhibits........................................................7

SIGNATURES..............................................................7


                                           NORTHSTAR ELECTRONICS, INC.
                                    Consolidated Balance Sheets - U.S. Dollars

								          March 31 	December 31
							                    2008            2007
                     ASSETS                                              unaudited        audited
                                                                        ------------    -----------
Current
	Cash and cash equivalents				          $  18,965	$  34,053
	Accounts receivable					            336,608	  556,037
	Inventory - work in process				             80,064	   62,267
        Investment tax credits receivable                                    58,566        61,247
	Prepaid expenses					    	     56,026	   69,872
Total Current Assets						            550,229       783,476
Pre contract costs                                                          257,004       268,770
Intangible asset                                                             23,137        24,783
Equipment					 	                     55,059        59,756
                                                                           ----------  -----------
                 Total Assets			  		           $885,429    $1,136,785
                                                                          ===========  ===========
LIABILITIES
Current
	Accounts payable and accrued liabilities	          	 $1,038,575    $1,044,624
	Loans payable						            126,770	  137,294
        Deferred revenue                                                     73,510       125,668
        Due to Cabot Management Limited				             53,098        55,528
        Due to Directors					            589,877	  566,321
	Current portion of long term debt			            191,948	  250,289
Total Current Liabilities					          2,073,778     2,179,724
Long term debt						                  1,563,326     1,551,890
                                                                         -----------   ----------
                Total Liabilities	  		                 $3,637,104    $3,731,614
                                                                         ===========   ===========

Going Concern (note 1), Contingencies (note 5), Subsequent Events (note 6)

STOCKHOLDERS' EQUITY
Authorized
	100,000,000 shares of common stock with a par value of $0.0001 each
        20,000,000 shares of preferred stock with a par value of $0.0001 each
Issued and outstanding
           28,540,109 shares of common stock	                              2,854          2,766
            (27,657,081 December 31, 2007)
           Nil shares of preferred stock                                          -              -
           Subscribed - 40,000 preferred series A                            30,000              -
Additional paid in capital			                          4,843,882      4,765,743
Cumulative other comprehensive income (loss)		                   (378,271)	  (460,287)
Deficit						                         (7,250,140)    (6,903,051)
Total Stockholders' Equity (Deficit)			                 (2,751,675)    (2,594,829)
                                                                         -----------    ------------
             Total Liabilities and Stockholders' Equity	                 $  885,429     $1,136,785
                                                                         ===========    ============

                               See notes to the consolidated financial statements


                                           NORTHSTAR ELECTRONICS, INC.
                                     Consolidated Statements of Operations
                                  Three Months Ended March 31, 2008 and 2007
                                                   Unaudited
                                                  U.S.Dollars

			       		                     2008            2007
                                                            ------          -------
Revenue - note 4				          $423,545        $187,532
Cost of goods sold		  			   224,352          40,447

Gross margin			  		           199,193	   147,085
Other income			    		             8,889	     8,200
				  			   208,082         155,285
Expenses
	Salaries		    			   307,040         209,814
        Financial consulting                                     0          52,220
        Finance fees                                        49,500               0
	Professional fees	     			    22,232           7,231
        Research and development                                 0             407
        Advertising and marketing			    16,816               0
	Rent			    			    32,210          15,922
        Investor relations                                  10,650           9,364
	Office			     			    27,320          12,014
	Travel and business development	                    48,165          13,051
	Interest on debt		    		    19,296          18,663
	Telephone and utilities		                    14,354	     12,388
        Amortization		         	             5,134           6,854
	Bank charges and interest	   	             1,919           1,454
	Foreign exchange                                       191           1,685
        Transfer agent                                         344           1,672
            	                                          -----------      ----------
				 		           555,171          362,739
	                                                  -----------      ----------
Net (loss) for period	 		                 $(347,089)       $(207,454)
	                                                 ===========      ===========
Net (loss) per share	  		                    $(0.01)	     $(0.01)
                                                         ===========      ===========

Weighted average number of shares outstanding            27,814,333        23,327,026

                                See notes to the consolidated financial statements


                                        NORTHSTAR ELECTRONICS, INC.
                           Consolidated Statement of Changes in Stockholders' Equity
                                      Three Months Ended March 31, 2008
                                                  Unaudited
                                                U.S. Dollars

				            Additional        Other           Total       Stockholder
				             Paid in       Comprehensive    Accumulated     Equity
	                Shares	    Amount    Capital         Income          Deficit      (Deficit)
---------------------------------------------------------------------------------------------------------
Balance
December 31,
2007 	              27,657,081    $2,766     $4,765,743    $(460,287)    $(6,903,051)    $(2,594,829)
---------------------------------------------------------------------------------------------------------
Net loss for
three months                   -         -              -            -        (347,089)       (347,089)

Currency
translation
adjustment                     -	 -	        -	 82,016	             -          82,016

Issuance of
common stock:
- for cash               133,333        13          9,987             -              -          10,000
- for services           749,695        75         68,152	      -	             -          68,227
------------------------------------------------------------------------------------------------------
Balance
March 31,
2008	             28,540,109     $2,854     $4,843,882      $(378,271)  $(7,250,140)    $(2,781,675)
=======================================================================================================

Series A shares of preferred stock - subscribed                                                 30,000
                                                                                              =========

Total stockholders' equity (deficit)						           $(2,751,675)
                                                                                           ============
                                 See notes to the consolidated financial statements


                                          NORTHSTAR ELECTRONICS, INC.
                                      Consolidated Statements of Cash Flows
                                   Three Months Ended March 31, 2008 and 2007
                                                    Unaudited
                                                   U.S.Dollars

                                                                    2008            2007
                                                                   -------         -------
Operating Activities
	Net income (loss)					 $(347,089)      $(207,454)
	Adjustments to reconcile net income (loss) to net
	   cash used by operating activities
	Amortization					             5,134           6,854
	Issuance of common stock for services	                    68,227          44,270
	Changes in operating assets and liabilities		   166,989          (3,660)
	                                                          ----------     ----------
Net cash (used) provided by operating activities  	          (106,739)       (159,990)

Investing Activities
Property and equipment	                                            (2,433)            (585)
Net cash (used) provided by investing activities                    (2,433)            (585)

Financing Activities
       Issuance of common shares for cash (net of costs)            40,000          134,250
       Increase (repayment) of long term debt		            32,705           62,532
       Advances from (repayment to) directors		            26,812          (32,344)
                                                                   ----------     -----------
Net cash (used) provided by financing activities		    99,517          164,438

Effect of foreign exchange on translation	                    (5,433)           1,341

Inflow (outflow) of cash					   (15,088)           5,204
                                                                   ---------       ----------
Cash, beginning of period					    34,053           24,300
                                                                   --------        ----------
Cash, end of period						  $ 18,965         $ 29,504
                                                                   ========        ==========

Supplemental information
	Interest paid					            $19,296          $18,663
	Shares issued for services			            $68,227          $44,270
	Corporate income taxes paid			            $     0          $     0

                              See notes to the consolidated financial statements


                                       NORTHSTAR ELECTRONICS, INC.
                                Notes to Consolidated Financial Statements
                                   Three Months Ended March 31, 2008
                                               Unaudited
                                             U.S. Dollars


1.	NATURE OF OPERATIONS AND ABILITY TO CONTINUE AS A GOING CONCERN These
consolidated financial statements include the accounts of Northstar Electronics, Inc. ("the Company") and its wholly owned subsidiaries Northstar Technical Inc. ("NTI") and Northstar Network Ltd. ("NNL"). All inter company balances and transactions are eliminated. The Company was incorporated May 11, 1998 in the State of Delaware and had no operations other than organizational activities prior to the January 2000 merger with NTI described as follows: On January 26, 2000 the Company completed the acquisition of 100% of the shares of NTI. The Company, with the former shareholders of NTI receiving a majority of the total shares then issued and outstanding, effected the merger through the issuance of 4,901,481 shares of common stock from treasury. The transaction has been accounted for as a reverse take over resulting in the consolidated financial statements including the results of operations of the acquired subsidiary prior to the merger.

The Company's business activities are conducted principally in Canada but these financial statements are prepared in accordance with accounting principles generally accepted in the United States with all figures translated into United States dollars for reporting purposes.

These unaudited consolidated interim financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information, are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's December 31, 2007 Form 10-KSB and amendments.

In the opinion of the Company's management, this consolidated interim financial information reflects all adjustments necessary to present fairly the Company's consolidated financial position at March 31, 2008 and the consolidated results of operations and the consolidated cash flows for the three months then ended. For the three months ended March 31, 2008: 74% of the Company's revenues were generated from a contract with a subsidiary of a major US customer; and, 20% of the Company's revenues were generated from a different contract with a Canadian subsidiary of the same US customer. (March 31, 2007, 33% of the Company's revenues were generated from that same Canadian contractor). The Company is continually marketing its services for follow on contracts.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months to March 31, 2008 the Company incurred a net loss of $347,089 (year to December 31, 2007: $778,818) and at March 31, 2008 had a
working capital deficiency (an excess of current liabilities over current assets) of $1,523,549 (December 31, 2007: $1,396,248), including $191,948 of long term debt due within one year (December 31, 2007: $250,289).

Management has undertaken initiatives for the Company to continue as a going concern: for example, the Company is negotiating to secure an equity financing in the short term and is in discussions with several financing firms. The Company also expects to increase second quarter 2008 revenues from product and contract sales. As well, the Company continues to seek manufacturing assembly contracts that will result in increased revenue. These initiatives are in recognition that the Company to continue as a going concern must generate sufficient cash flow to cover its obligations and expenses. In addition, management believes these initiatives can provide the Company with a solid base for profitable operations, positive cash flows and reasonable growth. Management is unable to predict the results of its initiatives at this time. Should management be unsuccessful in its initiative to finance its operations the Company's ability to continue as a going concern is not certain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue its operations as a going concern.

2. SHARE CAPITAL

COMMON STOCK

During the three months ended March 31, 2008 the following shares of common stock were issued: For services: 749,695 shares fairly valued at $68,227, the market value of those services For cash: 133,333 shares fairly valued for cash of $10,000.

PREFERRED STOCK

For cash: 40,000 series A shares of preferred stock for $30,000. The preferred shares bear interest at 10% per annum paid semi annually not in advance and are convertible to shares of common stock of the Company after two years from receipt of funds at a 20% discount to the then current market price of the Company's common stock. The preferred shares may be converted after six months and before two years under similar terms but with a 15% discount to market. At March 31, 2008 the Company had received $30,000 for 40,000 preferred shares but had not issued the shares.


3. LONG TERM DEBT

Balance due to Atlantic Canada Opportunities Agency ("ACOA")
December 31, 2007        						$1,802,179
Increase in ACOA funding during the quarter                                 32,000
Effect of foreign exchange on translation to US dollars                    (78,905)
Balance due to ACOA March 31, 2008                                       1,755,274
Less current portion                                                       191,948
                                                                        ----------
                                                                        $1,563,326
                                                                        ==========

4. REVENUE
                                                            Three months 2008       Three months 2007
                                                            -----------------        ----------------
Revenue consists of: NETMIND sales                           $   28,123                   $107,706
                     Contract sales                             354,779                     62,621
                     Government assistance                       40,643                     17,205
                                                             ----------------         ---------------
                                                               $423,545                   $187,532
                                                             ===============          ===============


5. CONTINGENCIES

(i) The Company is a defendant in a lawsuit commenced against them in 1999 by their former master distributor. The former distributor has alleged that the Company interfered with the ability of the former distributor to sell products. The Company has filed a counter claim for monies owing by the former distributor to the Company. There has been no action from either side to date.

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

6. SUBSEQUENT EVENT

Subsequent to March 31, 2008 the Company issued 499,998 shares of common stock for $30,000.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial information for the three month periods ended March 31, 2008 and March 31, 2007 prepared by management and the audited consolidated financial statements for the twelve months ended December 31, 2007 as presented in the Form 10KSB as amended.

Although the Company has experienced a net loss this quarter, it continues to expend considerable effort in developing new markets for NETMIND, in developing advanced sonar products and in securing additional contracts for the contract manufacture and assembly of military/government systems, submarine command and control consoles, multi mode fiber optic cables and precision machined parts and other components for defense systems.

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

Underwater Sonar Products and Technologies

a) The NETMIND System

The Company's first underwater sonar product based on core technology is the NETMIND system. NETMIND's market is the world's commercial fishing industry and government oceanic research agencies. One of our largest customers has been the United States National Oceanic and Atmospheric Administration (NOAA).

NETMIND is both a conservation tool as well as an efficiency tool. Electronic sensors attached to a fishing trawl measure the height and width of the net opening, the water temperature, the depth of the net and the amount of fish caught plus other parameters. The sensor information is transmitted via a wireless communications link back to the ship.

NETMIND helps prevent over fishing and allows fishermen to catch fewer fish and still make profits. This gives regulators flexibility in reducing quotas when attempting to conserve limited fish stocks. NETMIND sales decreased from the same period last year due to a shortfall in operating capital and thereby delaying production of NETMIND orders during the quarter. Steps have been taken to make working capital available internally to rectify the situation and orders are presently moving through production subsequent to March 31, 2008. A potential and substantial market exists in Ireland, Scotland and the surrounding regions.

b) Defense Sonar Systems

The Company is a subcontractor on Lockheed Martin's anti-terrorism Swimmer Detection System (SDS). The SDS is a wide band high frequency sonar system designed specifically to detect and classify underwater terrorist threats. The Company, in collaboration with Lockheed Martin Canada, is also involved in the design of a wide band sonar projector. The design and technology is applicable to innovative military sonar products one of which the Company is developing for Lockheed Martin.

Defense Contract Manufacturing

The Company completed its submarine command and control console contract issued by Lockheed Martin Naval Electronics and Surveillance Systems, Manassas, Virginia in 2005. A manufacturing contract for seven submarine consoles was received in March and could lead to additional similar console manufacturing contracts.

The Company's wholly owned subsidiary, Northstar Network Ltd.,continued work on the Master Purchase Order for the Wing Assembly Upgrade Component for the P-3 ORION aircraft from Lockheed Martin Aeronautics totaling US$6,307,191. This work extends to the year 2012 and the Company is manufacturing components for new production service life extension kits for this Lockheed Martin Service Life Extension Program. These components will add more than 15,000 flying hours to each aircraft, representing 15 to 20 additional years of service for this critical maritime patrol and reconnaissance resource.

Systems Integration

The Company is developing its approach to securing and executing large defense contracts by bringing together affiliate companies. The overall affiliate capability, which is substantial, is presented to the prime contractors. Marketing efforts continue in this area to broaden our exposure for manufacturing opportunities.

The aforementioned P3 ORION Master Purchase Order is an example of how Systems Integration works for us. In this project, six subcontractors carry out various tasks, with Northstar bringing all the component parts together for testing, quality control and delivery to the customer.

Results of Operations

Comparison of the three months ended March 31, 2008 with the three months ended March 31, 2007.

Revenue for the three month period ended March 31, 2008 was $423,545 compared to $187,532 of revenue recorded during the same period of the prior year. Gross profits increased from $147,085 (78% of Sales) in the prior period to $199,193 (47% of Sales) in the current period. The increase was due to the fact that the Company had substantial contract work in the current quarter and carried out little contract work in the prior period. The gross profit percentage decreased due to the lower margin in the contract work over the higher margin in NETMIND sales. NETMIND sales were higher in the prior period.

The net loss for the three-month period ended March 31, 2008 was $347,089 compared to a net loss of $207,454 for the three months ended March 31, 2007. The increase in net loss was due to additional staffing required for contract work ahead of revenue billing as well as over this past quarter, the Company has invested considerable resources in seeking out additional and future contract manufacturing opportunities and is confident that the efforts will return positive results to the Company over the remainder of 2008.

During the quarter the Company continued expenditures on the marketing and advertising of its NETMIND system through trade shows and a growing distribution network including Ireland, Spain, the Scandinavian countries and the USA.

Comparison of Financial Position at March 31, 2008 with March 31, 2007

The Company's working capital deficiency increased at March 31, 2008 to $1,523,549 with current liabilities of $2,073,778 which are in excess of current assets of $550,229. At December 31, 2007 the Company had a working capital deficiency of $1,396,248.

Critical Accounting Policies and Estimates

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our annual financial statements at December 31, 2007. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

Although these estimates are based on our knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. Certain accounting policies involve significant judgments and assumptions by us and have a material impact on our financial condition and results. Management believes its critical accounting policies reflect its most significant estimates and assumptions used in the presentation of our financial statements. Our critical accounting policies include revenue recognition, accounting for stock based compensation and the evaluation of the recoverability of long-lived and intangible assets. We do not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons, also known as "special purpose entities".

Liquidity and Capital Resources

The Company has increased its shareholders' deficit as a result of its efforts to increase its business activity and customer base. Cash outflow for the first quarter ended March 31, 2008 was $(15,088) compared to an increase in cash of $5,204 in the comparative prior quarter March 31, 2007. In the quarter, the Company received $40,000 ($150,000 in the comparative prior quarter) from equity funding and received $32,000 (received $61,073 in the comparative quarter) long term debt leaving cash on hand at March 31, 2008 of $18,965 compared to cash on hand of $34,053 at December 31, 2007 and $29,504 at March 31, 2007. Until the Company receives revenues from its new contract and/or increases in product sales revenue, it will be dependent upon equity and loan financings to compensate for the outflow of cash anticipated from operations.

The Company is preparing a private placement preferred share offering pursuant to Regulations D and S with the expectation of raising up to $5,000,000. Any funds so raised are targeted for contract financing, product development, facilities, marketing and general working capital. At this time, no commitment for funding has been made to the Company.

The Company's continued operations are dependant upon obtaining revenues from outside sources or raising additional funds through debt or equity financing

Item 3. Controls and Procedures

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

No change since previous filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Options Granted	    Date     Exercise Price	  Expiry Date
---------------    ------   ---------------       ----------
Nil

Warrants Issued

During the three month period ended March 31, 2008 the Company issued nil share purchase warrants.

Common Stock Issued     Date	         Consideration
-------------------------------------------------------
550,000		      January, 2008	 finance fees valued at $49,500
133,333               February, 2008     cash of $10,000
199,695               March, 2008        services valued at $18,727

Preferred Stock Subscribed

40,000 series A shares, for cash of $30,000, convertible to shares of common stock - proceeds were used in working capital.

Item 3. Defaults Upon Senior Securities.

No change since previous filing.

Item 4. Submission of Matters to a Vote of Security Holders. No change since previous filing.

Item 5. Other Information.

During the quarter ended March 31, 2008 Mr. Terry McLeod, BSc and Vice President of the Company, joined the Company's Board of Directors. Mr. McLeod's experience includes fifteen years in marine technology serving as President of Oceanvision Systems Inc., his privately held company. Previously Mr. McLeod spent seven years with Computer Sciences Canada Ltd., a subsidiary of Computer Sciences Corporation, where he moved from technology development to sales, marketing and branch management.

During the quarter ended March 31, 2008 the Company accepted the resignation of Mr. Gary Dinn from its Board of Directors.

During the quarter ended March 31, 2008 Mr. Harry Davis, BSc, PEng, joined the Company's Board of Directors. Mr. Davis is currently Vice President of Finance and Operations of University Canada West and has been with the University Canada West for the past five years. Previously he was Vice President of Research and Engineering at Premier Cablesystems Ltd.

Item 6. Exhibits

Exhibit 31.1 -CERTIFICATION PURSUANT TO 18 U.S.C. ss.1350, AS ADOPTED PURSUANT
              TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.1-CERTIFICATION PURSUANT TO 18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

No change since previous filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2008     Northstar Electronics, Inc.
		         (Registrant)

		     By: /s/ Wilson Russell
		     -----------------------
                        Wilson Russell, PhD,
                        President and Chief Financial Officer