Form 10-Q
period 2008-06-30
NORTHSTAR ELECTRONICS INC
filed 2008-08-14
CIK 1082027

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                           PERIOD ENDED June 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common shares as of August 1, 2008:
30,190,940

Transitional Small Business Disclosure Format (check one): Yes[]  No[X]

PART I - FINANCIAL INFORMATION

Table of Contents                                                        Page

Item 1. Financial Statements

Consolidated Balance Sheets at June 30, 2008 and at December 31, 2007.....F-1

Consolidated Statements of Operations
for the Three and Six Months Ended June30, 2008 and 2007 .................F-2

Consolidated Statements of Changes in Stockholders' Equity
for the Three and Six Months Ended March 31, 2008 ........................F-3

Consolidated Statements of Cash Flows
for the Six Months Ended June 30, 2008 and 2007...........................F-4

Notes to Consolidated Financial Statements................................F-5

Item 2. Management's Discussion and Analysis or Plan of Operation.........2

Item 3. Controls and Procedures...........................................6

PART II  	OTHER INFORMATION

Item 1. Legal Proceedings.................................................6

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.......6

Item 3. Defaults Upon Senior Securities...................................7

Item 4. Submission of Matters to a Vote of Security Holders...............7
..
Item 5. Other Information.................................................7

Item 6. Exhibits..........................................................8

                                   SIGNATURES
                          NORTHSTAR ELECTRONICS, INC.
                   Consolidated Balance Sheets - U.S. Dollars
								    June 30       December 31
							              2008            2007
ASSETS                                                             unaudited        audited
Current
   Cash and cash equivalents				        $    27,373     $    34,053
   Accounts receivable					            529,713	    556,037
   Inventory - work in process				             88,441	     62,267
   Investment tax credits receivable                                      -          61,247
   Prepaid expenses					    	     55,158	     69,872
Total Current Assets						    700,685         783,476
Pre contract costs                                                  409,600         268,770
Intangible asset                                                     22,129          24,783
Equipment					 	             53,026	     59,756
                                                                  -----------    -----------
Total Assets					                 $1,185,440      $1,136,785
                                                                  ===========    ===========
LIABILITIES
Current
   Accounts payable and accrued liabilities	          	 $1,425,590      $1,044,624
   Loans payable						    138,466	    137,294
   Deferred revenue                                                  44,149         125,668
   Due to Cabot Management Limited				     53,604	     55,528
   Due to Directors					            744,205	    566,321
   Current portion of long term debt			            191,948	    250,289
Total Current Liabilities					  2,597,962       2,179,724
Long term debt						          1,596,994       1,551,890
                                                                 ------------    ------------
 Total Liabilities					         $4,194,956      $3,731,614
                                                                 ============    ===========
STOCKHOLDERS' EQUITY (DEFICIT)
Authorized
 100,000,000 shares of common stock with a par value of $0.0001 each
  20,000,000 shares of preferred stock with a par value of $0.0001 each
    Issued and outstanding
       29,573,440 shares of common stock	                      2,958           2,766
      (27,657,081 December 31, 2007)
       40,000 shares of preferred series A stock                     30,000               -
       Additional paid in capital			          4,918,778       4,765,743
Cumulative other comprehensive income (loss)		           (389,998)	   (460,287)
Deficit						                 (7,571,254)     (6,903,051)
Total Stockholders' Equity (Deficit)			         (3,009,516)     (2,594,829)
                                                                 ------------    ------------
Total Liabilities and Stockholders' Equity	                 $1,185,440      $1,136,785
                                                                 ===========     ============

                          See notes to the consolidated financial statements

Going Concern (Note 1), Contingencies (Note 5), Subsequent Events (Note 6)


                                   SIGNATURES

                          NORTHSTAR ELECTRONICS, INC.
                     Consolidated Statements of Operations
               Three and Six Months Ended June 30, 2008 and 2007
                                   Unaudited
                                  U.S.Dollars

				       		        Three Months             Six Months
                                                     2008          2007      2008          2007
                                                    --------------------------------------------
Sales			                             $533,332   $351,140    $916,234   $521,467

Cost of goods sold		  	              354,826    195,234     579,178    235,681

Gross margin			  	              178,506    155,906     337,056    285,786
Recovery of development costs                          30,605     78,230      71,248     95,435
Other income (expense)			               (1,906)    (2,368)      6,983      5,832
				  		     ---------   --------    --------   --------
				  		      207,205    231,768     415,287    387,053
                                                     ---------   --------    --------   --------
EXPENSES
 Salaries		    		              260,464    267,886     567,504    477,700
 Management and administration fees                    67,605          -      67,605          -
 Financial consulting                                  42,650     26,000      42,650     78,220
 Professional fees	     		                4,783     (8,562)     27,015     (1,331)
 Rent	                                               31,090     15,299      63,300     31,221
 Research and development                              13,791        770      13,791      1,177
 Investor relations                                    10,500     25,392      21,150     34,756
 Office and administration	                       10,140     23,558      39,570     53,711
 Travel and business development                       19,084     44,147      84,065     57,198
 Interest on debt		    	               46,862     10,146      66,158     13,809
 Telephone and utilities		               15,857     12,202      30,211     24,590
 Amortization		                                5,236	   4,450      10,370     11,304
 Finance fees                                               0      9,865      49,500      9,865
 Transfer agent fees                                      257      1,658         601      3,330
                                                      ---------   --------   --------  --------
      Total expenses		                     $528,319   $ 432,811  $1,083,490 $ 795,550
	                                              ---------  ---------   --------  ---------
Net loss for period	                            $(321,114)  $(201,043) $ (668,203)$(408,497)
	                                             ========== ==========  ========== =========
Net loss per share	                            $   (0.01)  $   (0.01) $   (0.02) $   (0.02)
	                                             ========== ==========  ========== =========
Weighted average number of shares
 outstanding                                        28,934,951  23,902,844 28,209,175 24,481,319


               See notes to the consolidated financial statements



                          NORTHSTAR ELECTRONICS, INC.
           Consolidated Statement of Changes in Stockholders' Equity
                         Six Months Ended June 30, 2008
                                   Unaudited
                                  U.S. Dollars

				            Additional        Other           Total       Stockholder
				             Paid in       Comprehensive    Accumulated     Equity
	                Shares	    Amount    Capital         Income          Deficit      (Deficit)
---------------------------------------------------------------------------------------------------------

Balance
December 31,
2007 	              27,657,081    $2,766     $4,765,743    $(460,287)    $(6,903,051)    $(2,594,829)

Net loss for
six months                    -          -              -            -        (668,203)       (668,203)

Currency
translation
adjustment                    -	         -	        -       70,289	             -          70,289

Issuance of
common stock:
- for cash            1,166,664        117         84,883            -               -          85,000
- for services          749,695	        75         68,152	     -	             -          68,227

Balance
June 30,
2008	             29,573,440     $2,958     $4,918,778    $(389,998)    $(7,571,254)    $(3,039,516)
-------------------------------------------------------------------------------------------------------
Series A shares of preferred stock - subscribed                                                 30,000
-------------------------------------------------------------------------------------------------------
Total stockholders' equity (deficit)						           $(3,009,516)
-------------------------------------------------------------------------------------------------------
               See notes to the consolidated financial statements



                          NORTHSTAR ELECTRONICS, INC.
                     Consolidated Statements of Cash Flows
                    Six Months Ended June 30, 2008 and 2007
                                   Unaudited
                                  U.S.Dollars

                                                            2008             2007
Operating Activities                                    -----------    -------------
   Net income (loss)					 $(668,203)      $(408,497)
   Adjustments to reconcile net income (loss) to net
     cash used by operating activities
   Amortization					            10,302          11,304
   Issuance of common stock for services	            68,227         122,495
   Changes in operating assets and liabilities		   237,772         (70,270)
                                                        -----------     -------------
Net cash (used) provided by operating activities          (351,902)        (353,968)
                                                        -----------     -------------
Investing Activities
   Property and equipment                                   (3,849)         (10,452)
                                                        -----------     -------------
Net cash (used) provided by investing activities            (3,849)         (10,452)

Financing Activities
  Issuance of common shares for cash (net of costs)        115,000           134,250
  Increase (repayment) of long term debt		    49,231           243,505
  Advances from (repayment to) directors		   179,225             4,636
                                                         ----------      ------------
Net cash (used) provided by financing activities	   343,456           382,391
                                                         ----------      ------------
Effect of foreign exchange on translation                    5,615             9,252

Inflow (outflow) of cash	  	                    (6,680)           27,223
                                                          ---------       -----------
Cash, beginning of period				    34,053            24,300
                                                          ---------        ----------
Cash, end of period				         $  27,373         $  51,523
                                                          =========        ==========
Supplemental information
   Interest paid		  	                   $66,158         $  13,809
   Shares issued for services			           $78,227         $ 122,495
   Corporate income taxes paid			           $   0           $    0

               See notes to the consolidated financial statements


                          NORTHSTAR ELECTRONICS, INC.
                   Notes to Consolidated Financial Statements
                         Six Months Ended June 30, 2008
                                   Unaudited
                                  U.S. Dollars

1.	NATURE OF OPERATIONS AND ABILITY TO CONTINUE AS A GOING CONCERN

These consolidated financial statements include the accounts of Northstar Electronics, Inc. ("the Company") and its wholly owned subsidiaries Northstar Technical Inc. ("NTI") and Northstar Network Ltd. ("NNL"). All inter-company balances and transactions are eliminated. The Company was incorporated May 11, 1998 in the State of Delaware and had no operations other than organizational activities prior to the January 2000 merger with NTI described as follows: On January 26, 2000 the Company completed the acquisition of 100% of the shares of NTI. The Company, with the former shareholders of NTI receiving a majority of the total shares then issued and outstanding, effected the merger through the issuance of 4,901,481 shares of common stock from treasury. The transaction has been accounted for as a reverse takeover resulting in the consolidated financial statements including the results of operations of the acquired subsidiary prior to the merger.

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

In the opinion of the Company's management, this consolidated interim financial information reflects all adjustments necessary to present fairly the Company's consolidated financial position at June 30, 2008 and the consolidated results of operations and the consolidated cash flows for the six months then ended. For the six months ended June 30, 2008: 75.7% of the Company's revenues were generated from a contract with a subsidiary of a major US customer and 10.3% of the Company's revenues were generated from a different contract with a Canadian subsidiary of the same US customer. The Company is continually marketing its services for follow-on contracts and for contracts with other corporations in the defense industry.

The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months to June 30, 2008, the Company incurred a net loss of $668,203 (year to December 31, 2007: $778,818) and at June 30,2008 had a
working capital deficiency (an excess of current liabilities over current assets) of $1,897,277 (December 31, 2007: $1,396,248), including $191,948 of long term debt due within one year (December 31, 2007: $250,289).

Management has undertaken initiatives for the Company to continue as a going concern. The prospect for placing equity financing, started in the previous fiscal quarter, continue. The Company is negotiating to secure an equity financing in the short term and is in discussions with several financing firms. The Company also expects to increase revenues predominantly from contract manufacturing sales. A variety of contract opportunities are near completion. These initiatives are in recognition that the Company, to continue as a going concern, must generate sufficient cash flow to cover its obligations and expenses. In addition, management believes these initiatives can provide the Company with a solid base for profitable operations, positive cash flows and reasonable growth. Management is unable to predict the results of its initiatives at this time. Should management be unsuccessful in its initiative to finance its operations the Company's ability to continue as a going concern is not certain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue its operations as a going concern.

2.	SHARE CAPITAL

COMMON STOCK

During the six months ended June 30, 2008 the following shares of common stock were issued: For services: 749,695 shares fairly valued at $68,227, the market value of those services For cash: 1,166,664 shares fairly valued for cash of $85,000.

PREFERRED STOCK

For cash: 40,000 series A shares of preferred stock for $30,000. The preferred shares bear interest at 10% per annum paid semi annually not in advance and are convertible to shares of common stock of the Company after two years from receipt of funds at a 20% discount to the then current market price of the Company's common stock. The preferred shares may be converted after six months and before two years under similar terms but with a 15% discount to market. At June 30, 2008 the Company had received $30,000 for 40,000 preferred shares but had not issued the shares.

3.	LONG TERM DEBT

Balance due to Atlantic Canada Opportunities Agency ("ACOA")
December 31, 2007        					$1,802,179
Increase in ACOA funding                                            32,000
Effect of foreign exchange on translation to US dollars            (45,237)
                                                                -----------
Balance due to ACOA June 30, 2008                                1,788,942
Less current portion                                              (191,948)
                                                                -----------
                                                                $1,596,994
                                                                ===========


4.	REVENUE
                                                  Six months   Six months
                                                     2008          2007
                                                  ----------   -----------
Revenue consists of: NETMIND sales                $163,861      $273,105
                     Contract sales                752,373       248,362
                     Government assistance          71,248        95,435
		     Other                           6,983         5,832
		                                  -----------   ----------
                                                  $994,465      $622,734
                                                  ==========    ==========
5.	CONTINGENCIES

(i) The Company is a defendant in a lawsuit commenced against them in 1999 by their former master distributor. The former distributor has alleged that the Company interfered with the ability of the former distributor to sell products. The Company has filed a counter claim for monies owing by the former distributor to the Company. There has been no action from either side to date.

(ii)The Company is contingently liable to repay $1,997,144 in assistance received under the Atlantic Innovation Fund. The assistance is repayable annually at the rate of 5% of gross revenues from sales of products resulting from the Aquacomm research and development project. Gross revenues are to be calculated for the fiscal year immediately preceding the due date of the respective payment. Repayment is to continue until the assistance is repaid in full. At June 30, 2008 the Company has accrued $47,949 as repayable.

6.	SUBSEQUENT EVENT

Subsequent to June 30, 2008 the Company issued 617,500 shares of common stock for services valued at $8,225 plus cash received of $40,000.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial information for the six month periods ended June, 2008 and 2007 prepared by management and the audited consolidated financial statements for the twelve months ended December 31, 2007 as presented in its Form 10KSB as amended.

Although the Company has experienced an increase in the net loss this quarter due to the P3 project, it continues to expend effort in developing new markets for NETMIND, in developing advanced sonar products and in securing additional contracts for the contract manufacture and assembly of military/government systems, submarine command and control consoles, multi mode fiber optic cables and precision machined parts and other components for defense systems.

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

NETMIND is both a conservation tool as well as an efficiency tool. Electronic sensors attached to a fishing trawl measure the net opening geometry, water temperature, depth of the net and the volume of fish caught plus other parameters. The sensor information is transmitted via a wireless communications link back to the ship's hydrophone for digital processing and display.

NETMIND aids in preventing over fishing and allows fishermen to catch fewer fish and still make profits. This gives regulators flexibility in reducing quotas when attempting to conserve limited fish stocks. NETMIND sales decreased from the same period last year due to a shortfall in operating capital. Steps have been taken to make working capital available internally to rectify the situation and orders are presently moving through production subsequent to March 31, 2008. A potential and substantial market for NETMIND continues to grow in Ireland, Scotland, Spain and the surrounding regions, although hampered by higher vessel fuel costs. Marketing strategies are focused on demonstrating the greater need for fishing efficiencies using NETMIND.

b) Defense Sonar Systems

The Company is a subcontractor on Lockheed Martin's anti terrorism Swimmer Detection System (SDS). The SDS is a wide band high frequency sonar system designed specifically to detect and classify underwater terrorist threats. The Company, in collaboration with Lockheed Martin Canada, is also involved in the design of a wide band sonar projector. The design and technology is applicable to innovative military sonar products one of which the Company is developing for Lockheed Martin.

Defense Contract Manufacturing

A manufacturing contract for seven submarine command and control consoles, received in March, nears completion and an additional, similar console manufacturing contract is anticipated in the following business quarter.

The Company's wholly owned subsidiary, Northstar Network Ltd., increased production work on the Master Purchase Order (MPO) for the Wing Assembly Upgrade Component for the P-3 ORION aircraft from Lockheed Martin Aeronautics with additional staff and increased production from its sub-contractors. During the quarter, the original MPO saw an increase of $514,656 bringing the total contract to US$6,821,847 over the same five year period. This work extends to the year 2012 and the Company is manufacturing components for new production service life extension kits (48) for this Lockheed Martin Service Life Extension Program (ASLEP). We expect to see an increase in the total number of aircraft in the ASLEP program.

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

Results of Operations

Comparison of the three and six months ended June 30, 2008 with the three and six months ended June 30, 2007:

Gross revenues from sales, miscellaneous and research and development recovery for the three month period ended June 30, 2008 were $562,031 compared to $427,002 in the comparative prior three month period. Gross revenues from sales, miscellaneous and research and development recovery for the six month period ended June 30, 2008 were $994,465 compared to $622,734 in the comparative prior six month period.

Sales revenue for the three month period ended June 30, 2008 was $533,332 (51.9% increase) compared to $351,140 of sales revenue recorded during the same three month period of the prior year. This comparative increase is the direct result of the Lockheed Martin P3 contract and the Lockheed Martin Project X contract. Sales revenue for the six month period ended June 30, 2008 was $916,234 (75.7% increase) comparable to $521,467 in the prior period. Gross margins decreased, percentage wise, from $285,786 (55%) in the prior six month period to $337,056 (37%) in the current six month period.

The net loss for the three month period ended June 30, 2008 was $(321,114) compared to a net loss of $(201,043) for the three months ended June 30, 2007. The increase in loss resulted from increased expenses associated with time-related production demands for First Article Inspections performed on the P3 project. Over this past quarter, the Company continued to invest considerable resources in seeking out additional and future contract manufacturing opportunities and is confident that the efforts will return positive results to the Company over the ensuing months and years.

Travel and business development costs were $84,065 for the six months and $57,198 for the comparative prior period ended June 30, 2007 as the Company attempts to increase its customer base and sales orders for NETMIND. During the three month period, the company reduced operating costs for NETMIND operations.

The Company is actively pursuing contracts for its sonar capabilities in military and anti terrorist applications as well the Company has bid on several contract manufacturing military.

Salaries increased to $576,504 for the six months ended June 30, 2008 compared to salaries of $477,700 (20.7% increase) for the comparative prior six months ended June 30, 2007 as the Company ramped up work on First Article Production and Inspection (FIA) of components for the P3 contract. Salaries increases will decrease to former levels following all FIA parts certification. Salaries may increase with new projects anticipated in the aeronautics area, commensurate with corresponding increases in revenues.

Cost recoveries of $71,248 were down from $95,435 recovered in the comparative prior six month period.

Comparison of Financial Position at June 30, 2008 with December 31, 2007

The Company's working capital deficiency at June 30, 2008 increased to $1,897,277 (35.9% increase) with current liabilities of $2,597,962 in excess of current assets of $700,685. At December 31, 2007 the Company had a working capital deficiency of $1,396,248. As production increased on the P3 Project, greater purchasing of materials, and sub-contractor costs increased. Considerable revenue was un-billed at the financial period completion. They will be recognized in the following financial period.

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

Liquidity and Capital Resources

The Company has increased its shareholders' deficit as a result of its efforts to increase its business activity and customer base. Cash outflow for the six months ended June 30, 2008 was $(6,680) compared to an increase in cash of $27,223 in the comparative prior six month period. During the six months, the Company received $115,000 from equity funding and received $32,000 long term debt leaving cash on hand at June 30, 2008 of $27,373 compared to cash on hand of $34,053 at December 31, 2007. Until the Company receives revenues from new contracts and/or increases its product sales revenue, it will be dependent upon equity and loan financings to compensate for the outflow of cash anticipated from operations.

The Company is preparing a private placement preferred share offering pursuant to Regulations D and S with the expectation of raising up to $5,000,000. Any funds so raised are targeted for contract financing, product development, facilities, marketing and general working capital. At this time, no commitment for funding has been made to the Company.

The Company's continued operations are dependent upon obtaining revenues from outside sources or raising additional funds through debt or equity financing.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the date of this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer has concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

(b) Changes in internal controls There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their most recent evaluation.




PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

No change since previous filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Options Granted	  Date     Exercise Price	  Expiry Date
--------------------------------------------------------------
Nil

Warrants Issued

During the six month period ended June 30, 2008 the Company issued nil share purchase warrants.

Common Stock Issued	    Date	 Consideration
--------------------------------------------------------------------
550,000		      January, 2008  finance fees valued at $49,500
133,333              February, 2008  cash of $10,000
199,695                 March, 2008  services valued at $18,727
333,332              April 15, 2008  cash of $20,000
166,666		     April 28, 2008  cash of $10,000
33,333                 May 26, 2008  cash of $5,000
500,000                June 3, 2008  cash of $40,000

Preferred Stock Subscribed

40,000 series A shares for cash of $30,000 and convertible to shares of common stock - proceeds were used in working capital.

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

August 14, 2008     Northstar Electronics, Inc.
		         (Registrant)

		 By: /s/ Wilson Russell
		 -----------------------
                 Wilson Russell, PhD,
                 President and Chief Financial Officer

Exhibit 31.1 CERTIFICATION PURSUANT TO 18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Wilson Russell, Chief Executive Officer of Northstar Electronics, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ended June 30, 2008 of Northstar Electronics, Inc.;

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

(c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

August 14, 2008

/s/ Wilson Russell
-------------------
Wilson Russell,
Chief Executive Officer and Chief Financial Officer





Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Executive Officer and Chief Financial Officer of Northstar Electronics, Inc., that, to his knowledge, the quarterly report of the company on Form 10-Q for the period ended June 30, 2008 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

August 14, 2008

/s/ Wilson Russell
--------------------
Wilson Russell,
Chief Executive Officer and Chief Financial Officer