Form 10KSB/A
period 2007-12-31
NORTHSTAR ELECTRONICS INC
filed 2008-08-15
CIK 1082027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB/A

(Amendment No.1

to Form 10KSB)

[x] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Outstanding shares of common stock as of March 31, 2008: 27,657,081

Outstanding shares of preferred stock as of March 31, 2008: Nil

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one): Yes  [  ]  No  [ X ]

Northstar Electronics, Inc.

Index

PAGE

Risk Factors ......................................................................................................................................2

Part I

Part II

             Item 8.          Changes in and Disagreements with Accountants on Accounting and

                                     Financial Disclosure..........................................................................................31

          Item  8A(T)  Controls and Procedures.........................................................................................31

            Item  8B       Other Information....................................................................................................31

Part III

             Item 9.         Directors, Executive Officers, Promoters and Control Persons;Compliance

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

Item 8A(T).  Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the President (our principal executive officer), and the Chief Financial Officer (our principal financial officer), of the effectiveness of the design and operation of our “disclosure controls and procedures” [as defined in the Exchange Act Rule 13a-15(e)] as of the end of the period covered by this report (the “evaluation date”). Based upon the evaluation of the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report, our President and Chief Financial Officer have concluded that, as of such date, the disclosure controls and procedures were effective at the reasonable assurance level with respect to such disclosure controls and procedures being designed to ensure that information relating to the Registrant required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Additionally, our officers concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our President, and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, and not absolute assurance, of achieving the desired control objectives, and management necessarily was required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

There was no significant change in our internal control over financial reporting that occurred during our most recently completed fiscal year ended April 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Nor were there any significant deficiencies or material weaknesses in our internal controls requiring corrective actions.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our President and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the evaluation date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was effective as of the evaluation date.

There were no changes in the Company’s internal controls that have materially affected, or are reasonably likely to materially affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Item 8B. Other Information

None

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

Exhibit 32.1 - Amended Section 302 Certification of Periodic Report of the Chief Finacial Officer

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(Registrant)

Northstar Electronics, Inc.

  By (Signature and Title)                   /S/ WILSON RUSSELL

  Date:August 15 , 2008                    Wilson Russell, PhD, President, Principal Financial Officer

  By (Signature and Title)                   /S/ DAVID BUTTLE

  Date   Agust 15 , 2008                      David Buttle, PhD, Director

Exhibit 31.1

302 CERTIFICATION-AMENDED

I, Wilson Russell, Principal Financial Officer, certify that:

1. I have reviewed this amended annual report on Form 10-KSB/A of  Northstar Electronics, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report;

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

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of the end of the period covered by this amended annual report (the “Evaluation Date”); and

c)

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

6. I have indicated in this amended annual report whether there were changes in internal controls or in other factors that could affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to deficiencies and material weaknesses.

Date: August 15, 2008                  /s/  Wilson Russell________________

                                                       Wilson Russell, President and Principal Financial Officer

EXHIBIT 32.1

AMENDED CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 W.S.C. SECTION 1350 as adopted and PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, the undersigned Chief Executive Officer and Chief Financial Officer, or persons fulfilling similar functions, each certify:

(i)

That the financial information included in this Amended Annual Report fairly presents in all material respects the financial condition and results of operations of the Company as of December 31, 2007 and for the periods presented in the report; and

(ii)

That the Amended Annual Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities exchange Act of 1934

Date:

  August 15, 2008                 By:    /s/ Wilson Russell

                                                       Title:

President and Principal Financial Officer