Form 10KSB/A
period 2007-12-31
NORTHSTAR ELECTRONICS INC
filed 2008-09-11
CIK 1082027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB/A

(Amendment No.2

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

Part I

Part II

             Item 8.          Changes in and Disagreements with Accountants on Accounting and

                                     Financial Disclosure..........................................................................................31

          Item  8A(T)  Controls and Procedures.......................................................................................31

            Item  8B       Other Information..................................................................................................31

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

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Our management, with the participation of our President/Chief Executive Officer/Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2007.

.

Our internal controls over financial reporting are designed by, or under the supervision of, our President/Chief Executive Officer/Chief Financial Officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

▪

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts, expenditures and business transactions are being made in accordance with authorizations of our management and directors.

Based upon their evaluation, our management concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective, for the reasons described in Management’s Report on Internal Control Over Financial Reporting in Item 8A(T) of this 2007 Annual Report on Form 10-KSB.

Item 8A(T).  Controls and Procedures

Management has evaluated the effectiveness of our internal control over financial reporting (ICFR) as of December 31, 2007 based on the control criteria established in a report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO.  Based on our assessment and those criteria, our management has concluded that our internal control over financial reporting had the following deficiencies as of December 31, 2007:

▪

Certain control procedures were ineffective in ensuring an appropriate budgeted reserve was in place to support the change in the auditing firm.  This situation was rectified but not in time to prevent the rendering our SEC Filing late by one day.

The exact background and reasons that resulted in our deficiencies are described in the following:

•

Controls have been in use for many years throughout company operations as reported in DC & F Sections in past Form 10K-SB filings.  For the year 2007, DC&F controls included recording of documents and data thereof into computing accounting systems, on an on-going basis; the production of reports as required daily, weekly, monthly, quarterly and summarized for annual audit/filing purposes.

•

Throughout the process and procedures of operation, effective controls are in place for personnel redundancy in verification of key critical information, banking matters and all company transactions.  With these controls in place management has been able to produce appropriate financial and business reporting for SEC filings on time in past years.

•

Fiscal Year 2007 did not result in filing on time under the allotted time extension.  This event was primarily due to two circumstances.  The first was a change in auditors late in 2007 (November).  The impact of additional verification of information in the allocated 90-day period following closure of year-end accounting matters caused added delays.  The second event was failure to provide outstanding payment to former persons/organizations involved in the audit process.  In the end, these delays resulted in a late filing for the Company.

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

(Registrant)

Northstar Electronics, Inc.

  By (Signature and Title)                   /S/ WILSON RUSSELL

  Date:September 11 , 2008                    Wilson Russell, PhD, President, Principal Financial Officer

  By (Signature and Title)                   /S/ DAVID BUTTLE

  Date  September 11, 2008                      David Buttle, PhD, Director

Exhibit 31.1

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Wilson Russel, certify that:

1.    I have reviewed this annual report on Form 10-KSB/A of Northstar Electronics,, Inc.;

2.    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.    Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.    The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

      (a)   Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b)   Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

      (c)   Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (d)   Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.    The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a)   All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: September 11, 2008

/s/ Wilson Russell
Wilson Russell

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

That the Amended Annual Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities exchange Act of 1934

Date:

  September 11, 2008                  By:    /s/ Wilson Russell

                                                       Title:

President and Principal Financial Officer