Form 10-Q
period 2008-09-30
NORTHSTAR ELECTRONICS INC
filed 2008-11-19
CIK 1082027

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE
         ACT OF 1934 For the quarterly period ended SEPTEMBER 30, 2008

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

COMMON SHARES AS OF OCTOBER 30, 2008:27,657,081

Transitional Small Business Disclosure Format (check one):
Yes []  NO [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS -

                          NORTHSTAR ELECTRONICS, INC.
                          Consolidated Balance Sheets
                                  U.S. Dollars

                                                         SEPTEMBER 30   DECEMBER 31
                                                             2008          2007
ASSETS                                                    UNAUDITED
Current                                                  ----------     ---------
      Cash                                                $56,962        $34,053
      Receivables                                         568,321        617,284
      Inventory and work in progress                      100,824         62,267
      Prepaid expenses                                     49,605         69,872
                                                         ---------       --------
Total Current Assets                                      775,712        783,476
Inventories and costs relating to long
      term contracts in process                           371,826        268,770
Intangible assets                                          19,969         24,783
Property and Equipment                                     59,805         59,756
                                                      -----------     -----------
Total Assets                                           $1,227,312     $1,136,785
                                                      -----------     -----------
LIABILITIES
Current
      Accounts payable and accrued liabilities         $1,739,501     $1,044,624
      Loans payable                                       141,616        137,294
      Deferred revenue                                         -         125,668
      Due to Cabot Management Limited                      51,217         55,528
      Due to Directors                                    824,112        566,321
      Current portion of long term debt                   202,616        250,289
                                                     -----------     -----------
Total Current Liabilities                               2,959,062      2,179,724
Long Term Debt                                          1,514,285      1,551,890
                                                     ------------     -----------
Total Liabilities                                       4,473,347      3,731,614
                                                     ------------    -----------
STOCKHOLDERS' DEFICIT
Common Stock
      Authorized
            100,000,000 shares of common stock with a par
                        value of $0.0001 each
             20,000,000 shares of preferred stock with a par
                        value of $0.0001 each
      Issued and outstanding
      29,573,440 shares of common stock                     2,958         2,766
                (27,657,081 December 31, 2007)
      40,000 shares of preferred series A stock           30,000             -
Additional Paid in Capital                              4,918,778     4,765,743
Other Comprehensive loss                                 (293,913)
(460,287)
Accumulated deficit                                    (7,903,858)   (6,903,051)
                                                      -----------     -----------
Total Stockholders' Deficit                            (3,246,035)   (2,594,829)
                                                      -----------     -----------
Total Liabilities and Stockholders' Deficit            $1,227,312    $1,136,785
                                                      ===========    ===========
    The accompanying notes are an integral part of the financial statements


                          NORTHSTAR ELECTRONICS, INC.
                     Consolidated Statements of Operations
                Three Months and Nine Months Ended September 30
                                   Unaudited
U.S. Dollars
                                             THREE MONTHS        NINE MONTHS
                                          2008      2007       2008       2007
--------------------------------------------------------------------------------
Sales                                  $615,378  $682,033   $1,531,612 $1,203,500

Cost of goods sold                      571,404   243,742    1,150,582    479,423

Gross margin                             43,974   438,291      381,030    724,077
Other income (expense)                       13    (5,832)       6,996          0
Recovery of research and development     60,758    12,027      132,006    107,462
                                        -------   -------     -------- ----------
                                        104,745   444,486      520,032    831,539
                                        -------   -------     -------- ----------
Operating Expenses
      Salaries                          211,772   281,170      846,881    758,870
      Consulting                         30,000    33,533       72,650    111,753
      Professional fees                  22,926    30,337       49,941     29,006
      Investor relations                  2,114       995       23,264     35,751
      Finance fees                            0    13,125       49,500     22,990
      Rent                               39,570    39,875      102,870     71,096
      Research and development           26,329       364       40,120      1,541
      Office                             14,942    55,749       54,512    109,460
Travel and business development           2,110    18,862       86,175     76,060
Interest on debt                         66,201     9,560      132,359     23,369
      Heat, light and telephone          14,690        51       44,901     24,641
      Amortization                       6,204      5,842       16,574     17,146
      Transfer agent                        491       628        1,092      3,958
                                        -------   -------     -------- ----------
          Total operating expenses      437,349   490,091    1,520,839  1,285,641
                                        -------   -------     -------- ----------
Net income (loss) for the period      $(332,604)$(45,605)  $(1,000,807) $(454,102)
                                       ========= ========   =========== =========
Net loss per share                       $(0.01)  $(0.00)       $(0.03)    $(0.02)
                                       ========= ========   =========== =========
Weighted average number of shares
 outstanding                        29,094,349 26,357,944  28,615,260  25,147,299


    The accompanying notes are an integral part of the financial statements


<capation>

                          NORTHSTAR ELECTRONICS, INC.
      Consolidated Statement of Changes in Stockholders' Equity (Deficit)
                      Nine Months Ended September 30, 2008
                                   Unaudited
                                  U.S. Dollars
                                                Other
                                    Additional  Compre-   Accumu-         Total
                                    Paid in     hensive   lated         Stockholder
                Shares      Amount  Capital     Income    Deficit      Equity (Deficit)
---------------------------------------------------------------------------------------
Balance
December 31,
2007            27,657,081 $2,766 $4,765,743  $(460,287) $(6,903,051) $(2,594,829)

Net loss for
nine months              -      -          -         -    (1,000,807)  (1,000,807)

Currency
Translation
adjustment               -       -         -    166,374           -      166,374

Issuance of
common stock:
- for cash       1,166,664     117     84,883        -            -       85,000
- for services     749,695      75     68,152        -            -       68,227

Balance
September 30,
2008            29,573,440 $2,958 $4,918,778 $(293,913) $(7,903,858) $(3,276,035)
---------------------------------------------------------------------------------
Series A shares of preferred stock - subscribed                           30,000
---------------------------------------------------------------------------------
Total stockholders' equity (deficit)                                 $(3,246,035)
---------------------------------------------------------------------------------
               See notes to the consolidated financial statements



                          NORTHSTAR ELECTRONICS, INC.
                     Consolidated Statements of Cash Flows
                      Nine Months Ended September 30, 2008
                                   Unaudited
                                  U.S. Dollars
                                                                   September 30
                                                     2008              2007
Operating Activities
Net (loss)                                        $(1,000,807)    $(454,102)
Adjustments to reconcile net (loss)
 to net cash used by operating activities
Amortization                                           16,224        17,146
Issuance of common stock for services                  78,227       210,020
Changes in operating assets and liabilities           654,201      (229,972)
                                                 -------------   ------------
Net cash (used by) operating activities              (252,155)     (456,908)
                                                 -------------   ------------
Investing Activity
Recovery (acquisition) of property and equipment      (18,023)      (16,466)

Financing Activities
Issuance of common stock for cash - net                105,000       134,250
Increase of long term debt                              54,644       357,751
Due to Cabot Management Limited                             -             -
Advances from (repayment to) directors                 267,353        27,042
                                                 -------------   ------------
Net cash provided by financing activities              426,997       519,043
                                                 -------------   ------------
Effect of foreign currency translation on cash        (133,910)       21,887

Inflow (outflow) of cash                                22,909        67,556
                                                 -------------   ------------
Cash, beginning of period                               34,053        24,300
                                                 -------------   ------------
Cash, end of period                                    $56,962       $91,856
                                                 =============   ============

SUPPLEMENTAL INFORMATION
      Interest paid                                    $132,359     $ 23,369
      Shares issued for services                       $ 78,227     $210,020
      Corporate income taxes paid                      $   0        $   0


    The accompanying notes are an integral part of the financial statements


                          NORTHSTAR ELECTRONICS, INC.
                  Notes to Consolidated Financial Information
                      Nine Months Ended September 30, 2008
                                   Unaudited
                                  U.S. Dollars

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

In the opinion of the Company's management, this consolidated interim financial information reflects all adjustments necessary to present fairly the Company's consolidated financial position at September 30, 2008 and the consolidated results of operations and the consolidated cash flows for the nine months then ended. For the nine months ended September 30, 2008: 88% of the Company's revenues were generated from a contract with a subsidiary of a major US customer. The Company is continually marketing its services for follow on contracts.

The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months to September 30, 2008 the Company incurred a net loss of $1,000,807 (year to December 31, 2007: $778,818) and at September 30, 2008 had a working capital deficiency (an excess of current liabilities over current assets) of $2,183,350 (December 31, 2007:
$1,396,248), including $202,616 of long term debt due within one year (December 31, 2007: $250,289).

Management has undertaken initiatives for the Company to continue as a going concern: for example, the Company is negotiating to secure an equity financing in the short term and is in discussions with several financing firms. The Company

       also expects to  increase  revenues  from product and contract sales. As well, the Company continues to seek manufacturing assembly contracts that will result in increased revenue. These initiatives are in recognition that the Company to continue as a going concern must generate sufficient cash flow to cover its obligations and expenses. In addition, management believes these initiatives can provide the Company with a solid base for profitable operations, positive cash flows and reasonable growth. Management is unable to predict the results of its initiatives at this time. Should management be unsuccessful in its initiative to finance its operations the Company's ability to continue as a going concern is not certain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue its operations as a going concern.

2.    SHARE CAPITAL

COMMON STOCK

During the nine months ended September 30, 2008 the following shares of common stock were issued: For services: 749,695 shares fairly valued at $68,227, the market value of those services For cash: 1,166,664 shares fairly valued for cash of $85,000.

PREFERRED STOCK

For cash: 40,000 series A shares of preferred stock for $30,000. The preferred shares bear interest at 10% per annum paid semi annually not in advance and are convertible to shares of common stock of the Company after two years from receipt of funds at a 20% discount to the then current market price of the Company's common stock. The preferred shares may be converted after six months and before two years under similar terms but with a 15% discount to market. At September 30, 2008 the Company had received $30,000 for 40,000 preferred shares but had not issued the shares.

3.    LONG TERM DEBT

Balance due to Atlantic Canada Opportunities Agency ("ACOA")
December 31, 2007                                             $1,802,179
Increase in ACOA funding                                          54,644
Effect of foreign exchange on translation to US dollars         (139,922)
                                                              -----------
Balance due to ACOA September 30, 2008                         1,716,901
Less current portion                                            (202,616)
                                                              -----------
                                                              $1,514,285
                                                              ===========

4.    REVENUE
                                              Nine months       Nine months
                                                2008               2007
                                             ----------          --------
Revenue consists of: NETMIND sales            $174,806           $649,570
                     Contract sales          1,356,806            553,930
                     Government assistance     132,006            107,462
                     Other                       6,996                  0
                                           ------------       ------------
                                           $1,670,614         $1,310,962
                                           ===========        ============
5.    CONTINGENCIES

(i)        The  Company is a defendant in a lawsuit commenced against them in
1999 by their former master  distributor.   The former distributor has alleged
that the Company interfered with the ability of the former distributor to sell products. The Company has filed a counter claim for monies owing by the former distributor to the Company. There has been no action from either side to date.

(ii) The Company is contingently liable to repay $1,997,144 in assistance received under the Atlantic Innovation Fund. The assistance is repayable annually at the rate of 5% of gross revenues from sales of products resulting from the Aquacomm research and development project. Gross revenues are to be calculated for the fiscal year immediately preceding the due date of the respective payment. Repayment is to continue until the assistance is repaid in full. At September 30, 2008 the Company has accrued $45,058 as repayable.

6. SUBSEQUENT EVENT Subsequent to September 30, 2008 the Company issued 617,500 shares of common stock for services valued at $8,225 plus cash received of $40,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. The following discussion should be read in conjunction with the accompanying unaudited consolidated financial information for the three and nine month periods ended September 30, 2008 and September 30, 2007 prepared by management and the audited consolidated financial statements for the twelve months ended December 31, 2007 as presented in the Form 10K.

Although the Company has experienced a net loss this quarter, it has clearly reflected positive growth in contract sales and continues to expend effort in developing new markets, securing new contracts for the contract manufacture of military/government systems, submarine command and control consoles and precision machined parts and other components for defense systems.

The Company believes that its overall business prospects look promising and anticipates increased revenues in the near to medium future.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company of its management and oral statements) may constitute "forward-
looking   statements"  within  the  meaning  of  the  Private  Securities
Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify
these  forward-looking statements.   Actual  results  may  materially  differ
from any forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures and constantly changing technology and market acceptance of the Company's products and
services.   The  Company  undertakes  no obligation  to  publicly  release  the result of any revisions to these forward- looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

THE COMPANY'S SERVICES The Company, through its subsidiaries, is an underwater sonar technology developer (USTD), a defense electronics contract manufacturer
(CM)  and  a  defense systems integrator (DSI).

UNDERWATER SONAR PRODUCTS AND TECHNOLOGIES A) THE NETMIND SYSTEM The Company's first underwater sonar product based on core technology is the NETMIND system. NETMIND's market is the world's commercial fishing industry and

       government oceanic research agencies.  One  of  our largest customers has been the United States National Oceanic and Atmospheric Administration (NOAA).

NETMIND is both a conservation tool as well as an efficiency tool. Electronic sensors attached to a fishing trawl measure the height and width of the net opening, the water temperature, the depth of the net and the amount of fish caught plus other parameters. The sensor information is transmitted via a wireless communications link back to the ship.

NETMIND helps prevent over fishing and allows fishermen to catch fewer fish and still make profits. This gives regulators flexibility in reducing quotas when attempting to conserve limited fish stocks. NETMIND sales decreased from the same period last year due to a shortfall in operating capital and thereby delaying production of NETMIND orders during the quarter. Steps have been taken to make working capital available internally to rectify the situation and orders are presently moving through production. A potential and substantial market exists in Ireland, Scotland and the surrounding regions.

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

DEFENSE CONTRACT MANUFACTURING A manufacturing contract for seven submarine command control consoles was received in March and could lead to additional similar console manufacturing contracts.

The Company's wholly owned subsidiary, Northstar Network Ltd., continued work on the Master Purchase Order for the Wing Assembly Upgrade Component for the P-3 ORION aircraft from Lockheed Martin Aeronautics totaling US$6,307,191
over  five years.   This  work  extends  to  the  year  2012 and the Company is manufacturing components for new production service life extension kits for this Lockheed Martin Service Life Extension Program.

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

RESULTS OF OPERATIONS Comparison of the three and nine months ended September 30, 2008 with the three and nine months ended September 30, 2007: Gross revenues from sales, miscellaneous and research and development recovery for the three months ended September 30, 2008 were $676,149 compared to $688,228 in the comparative prior three month period. Gross revenues from

       sales, miscellaneous income and research and development recovery  for the nine months ended September 30, 2008 were $1,670,614 compared to $1,310,962 in the comparative prior nine month period.

Sales revenue for the three months ended September 30, 2008 were $676,149 compared to $682,033 of sales revenue recorded during the same period of the prior year. This comparative decrease is the result of the contracts currently in place. Sales revenue for the nine months ended September 30, 2008 was $1,531,612 comparable to $1,203,500 in the comparative prior period. The increase is attributable to the contracts commenced during the nine months. Gross margins decreased from $724,077 (60%) in the prior nine month period to $381,030 (25%) in the current period due to the increase in contract sales which generate a lower margin.

The net loss for the three months ended September 30, 2008 was $(332,604) compared to a net loss of $(45,605) for the three months ended September 30, 2007. During the quarter the Company went through the largest production and delivery under its Lockheed Martin Aeronautics contract. Material inventories increased along with increased cost for part inspections. Once First Review of parts is done it is not required again and production cost will reduce in the future. Additional resources were undertaken for future contract manufacturing opportunities. Additional bid opportunities are anticipated in the next quarter. Revenues for the coming quarter for the in-place contracts are expected to increase 25% while maintaining the existing base expenditures.

Travel and business development costs were $86,175 for the nine months ended September 30, 2008 compared to $76,060 for the period ended September 30, 2007 as the Company attempts to reduce costs but maintain its efforts to expand major contract sales.

The Company is actively pursuing contracts for its sonar capabilities in military and anti terrorist applications. As well the Company has bid on several contract manufacturing military contracts and, as previously mentioned, is working on current contracts from Lockheed Martin.

During the quarter the Company decreased expenditures on salaries and overheads during a period where NETMIND sales were significantly curtailed in the industry in part due to extraordinary fuel costs.

The Company continued on its research and development program at a reduced pace towards extending its underwater wireless communication technology into new products. Salaries increased to $846,881 for the nine months ended September 30, 2008 compared to salaries of $758,870 for the comparative prior nine months ended September 30, 2007 as work further increased on the aeronautics contract.

COMPARISON OF FINANCIAL POSITION AT SEPTEMBER 30, 2008 WITH DECEMBER 31, 2007 The Company's working capital deficiency at September 30, 2008 decreased to $2,183,350 with current liabilities of $2,959,062 in excess of current assets of $775,712. At December 31, 2007 the Company had a working capital deficiency of $1,396,248.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our financial statements at December 31, 2006. The preparation of financial statements in conformity with accounting principles

       generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

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

LIQUIDITY AND CAPITAL RESOURCES The Company has increased its shareholder's deficit as a result of its efforts to increase its business activity and customer base. Cash inflow in the nine months ended September 30, 2008 was $22,909 compared to an inflow of cash of $67,556 for the nine months ended September 30, 2007. The Company received $426,997 during the nine months to September 30, 2008 ($519,043 in the prior comparative period) from financing activities and used cash of $252,155 in its operations during the nine months ended September 30, 2008 (used $456,908 in the prior comparative nine month period), leaving cash on hand at September 30, 2008 of $56,962 compared to cash on hand of $34,053 at December 31, 2007. Until the Company receives its next contract and/or increases its product sales revenue, it will be dependent upon equity and loan financings to compensate for the outflow of cash anticipated from operations.

The Company has a private placement offering pursuant to Regulations D and S with the expectation of raising capital. Any funds so raised are targeted for product development, marketing and general working capital.

ITEM 3. CONTROLS AND PROCEDURES (a)      Evaluation of disclosure controls and
   procedures Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) for the end of the period covered by this report, being September 30, 2008, on Form 10-Q, our chief executive officer and chief financial officer has concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

(b)   Changes in internal controls                                         There
were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their most recent evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. No change since previous filing.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Options Granted                   Date     Exercise Price       Expiry Date
----------------------------------------------------------------------------
Nil                                 -                  -                -

Warrants Issued

Nil                                 -                  -                -

Common Stock Issued               Date      Consideration
-----------------------------------------------------------------------------
550,000                 January, 2008       finance fees valued at $49,500
133,333                February, 2008      cash of $10,000
199,695                   March, 2008      services valued at $18,727
333,332                April 15, 2008      cash of $20,000
166,666                April 28, 2008      cash of $10,000
33,333                   May 26, 2008      cash of $5,000
500,000                  June 3, 2008      cash of $40,000

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


November 12, 2008     Northstar Electronics, Inc.
                     (Registrant)

                 By: /s/ Wilson Russell
                 ------------------------
                 Wilson Russell
                 PhD, President and Principal Financial Officer