Form 10-K
period 2008-12-31
NORTHSTAR ELECTRONICS INC
filed 2009-05-06
CIK 1082027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[x] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Suite # 410 - 409 Granville Street,

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      (1) [x] Yes [  ] No        (2) [x] Yes  [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]   No  [ X ]

State issuer’s revenues for its most recent fiscal year: $2,254,657

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

March 31, 2009:  $2,609,209 approximately

Aggregate market value of non-voting common equity held by non-affiliates as of

March 31, 2009:  Not Applicable

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Outstanding shares of common stock as of March 31, 2009: 30,209,350

Outstanding shares of preferred stock as of March 31, 2009: 51,600 subscribed for

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

Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward looking statements. Such factors include, but are not limited to changes in economic conditions, government regulations, contract requirements and abilities, behavior of existing and new competitor companies and other risks and uncertainties discussed in this annual report on Form 10-K.

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

Because we have a net loss from operations of $1,740,630 for the year ended December 31, 2008 and have accumulated losses of $8,643,681 from inception, we face a risk of insolvency.

We have never earned substantial operating revenue. We have been dependent on equity and debt financing to help pay operating costs and to help cover operating losses.

Because we have a limited sales history and are substantially dependent on one major contractor to generate future sales, our future is uncertain if our relationship with that major contractor fails.

The auditor’s report for our December 31, 2008 consolidated financial statements includes an additional paragraph that identifies conditions which raise some doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PART I

Item 1. Description of Business

The business of the Company is primarily that of its wholly owned subsidiaries, Northstar Technical Inc. (NTI) and Northstar Network Ltd. (NNL). NTI develops, manufactures and sells undersea wireless sonar communications systems and produces, under contract, defense and  electronic systems. NNL carries out defense, aerospace and homeland security contract manufacturing.

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

Homeland Security and Military Defense

The Company expects that design and manufacture of homeland security and anti-terrorism systems will grow to become a major component of Northstar’s business over the next five years as the United States Department of Homeland Security and the United States Navy ramps up its efforts to protect ports, on shore high value assets and ships from terrorists. Northstar Electronics has designed and is manufacturing sonar hardware for homeland security and military defense systems.  These systems are designed to detect and track combat divers and underwater vehicles and are intended to provide warning to naval ships, harbors and ports.

Research and Development -

Northstar has used its Venture Technology Business Model to maximize the success of its new WideBand Sonar Projector (WBSP) technology.  In this model, a technology developed by the Company is partnered with an established company in a specific industry sector.  In the case of the WBSP, Northstar developed the “wet” end and an established defense contractor was responsible for the “dry” end.  This development has led, indirectly, to the company receiving a commercial defense contract.

The NETMIND System

The Company’s first underwater sonar product based on our core technology was the NETMIND system. The NETMIND product is both a conservation and efficiency tool.  Electronic sensors attached to a fishing trawl, measure the height and width of the net opening, water temperature, depth of the net and the volume of fish caught plus other parameters. The sensor information is transmitted via a wireless communications link back to the ship.

The NETMIND Market

Targeted customers have been industry leaders and government agencies. They include the National Oceanic and Atmospheric Administration (NOAA) in the United States, the United States Department of the Interior and the Federal Department of Fisheries and Oceans and major fishing companies in Canada. Customer feedback has shown that the NETMIND system enhances efficiency, reduces gear damage and improves catch quality.

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

Competition – NETMIND

A variety of competitors exist, ranging from low-end to high-end systems with associated pricing.  NETMIND is positioned to offer excellent value for the price.  In comparison to other products, NETMIND sensors are fully serviceable. The electronic circuitry is contained in stainless steel cylinders within each component.

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

Distribution of the NETMIND System

NETMIND is sold through established marine electronics dealers. Representation has been established in Canada, the United States, Northern Europe, Spain and South America. We support all sales efforts with product brochures, pamphlets, customer testimonials and booths at trade shows.

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

Research and Development Expenditures – NETMIND

NTI continued to carry out research and development activities on NETMIND enhancements. None of these costs were borne directly by customers nor did these costs directly affect NTI’s pricing structure.

Costs and Effects of Compliance with Environmental Laws – NETMIND

NTI has incurred no costs nor suffered any effects to maintain compliance with any environmental laws.

CONTRACT MANUFACTURING (CM)

NEI’s second business activity, conducted through its subsidiary NNL, is contract manufacturing where the Company assembles electronic systems under contract to the defense and aerospace industry (called ‘build to print’). We build products according to designs provided by our customers.   The Company’s main customer is currently Lockheed Martin for whom Northstar provides production engineering, sourcing and procurement of parts, assembly of parts into systems, testing and shipping.

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

The CM Market

NNL has focused attention on the North American military market. The United States and Canada have many programs where its services could be used. This includes programs to manufacture control consoles for submarines and naval surface ships, components for military helicopters and vehicles, and fixed wing aircraft.

Competition – CM

For control consoles produced for Lockheed Martin, NNL’s competition would be primarily similar sized companies as NNL, in the United States, Canada or abroad. We are not aware, at this time, of any companies in particular that are direct competitors. However, we expect that, dependent upon the economic and political factors influencing Lockheed Martin, there will indeed be strong competition for future contracts. NNL’s main competitive advantages are price (our labor and overhead rates are low compared to many other jurisdictions) and quality (we have proven performance) based on the success of past submarine control console and present aeronautics contract.

Marketing – CM

With respect to other Lockheed Martin divisions and with other prime contractors, we expect to use our success on the console and aeronautics contracts to showcase our expertise. The benefits of our marketing efforts are contacts made through networking in the industry and attendance at trade shows, conferences and special missions sponsored by the department of defense. We continue to attend defense and aerospace exhibitions in Canada and the United States.

Technology Protection – CM

NNL currently owns no proprietary technology requiring protection with respect to its CM activities.

Raw Material Sources and Availability – CM

Materials and parts are available on an as needed basis from a variety of sources in the United States and Canada.

Dependence on One or a Few Major Customers – CM

NNL currently depends to a great extent on Lockheed Martin for its contracts. Lockheed Martin is comprised of many semi-autonomous divisions, which have many customers. We are dealing with four divisions, similar to dealing with four independent companies, regarding contract opportunities. We are attempting to reduce our dependency on these Lockheed Martin divisions by contacting other large prime contractors about CM opportunities with them. We expect this activity will result in NNL developing new business in addition to business with Lockheed Martin in the future.  A solid effort was put forward to broaden CM opportunities.  Several proposals were put forward which resulted in a formal Bid Submission to L-3 MAPPS Communications for Machine Control Consoles for the upgrading of Frigates under a “blanket” contract with Lockheed Martin. Subsequent to the year end, Northstar was awarded a US$2.05M contract from L-3.

Need for Government Approvals – CM

There are no government approvals applicable to our CM activities, except any required as part of a contract. In that event, the requirement would be passed down from the prime contractor as a part of the statement of work

Effect of Existing or Probable Government Regulations – CM

Commerce between the United States and Canada in the defense and aerospace industry is governed by some general rules and regulations. These typically require a prime contractor, such as Lockheed Martin, to obtain certain United States government clearances before providing NNNL with potentially sensitive information. Similarly, a Canadian prime contractor would need Canadian government clearances to give classified information to a United States subcontractor. To date, these clearances have not caused any problems for our CM activities and we do not anticipate any in the foreseeable future.

Research and Development – CM

NNL has carried out some activities in 2008 that come under the broad umbrella of research and development.  These included pre production engineering for aerospace work and development   ( with NTI ) of  underwater sonar technologies and systems.

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

NNL has carried out several contracts for Lockheed Martin on the development and production of an underwater intruder detection system and is pursuing new contracts in the defense and homeland security areas. NNL is currently contracted on two defense related contracts, one in underwater sonar technology and the other in aeronautics.

EMPLOYEES

As of December 31, 2008 the Company had a total of 18 employees.

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

Item 2. Description of Properties

The Company leases its corporate offices located at: 410 – 409 Granville Street, Vancouver, British Columbia, Canada    V6C 1T2.  Northstar Technical Inc. and Northstar Network Ltd have leased offices and operations facilities at: 1 Duffy Place, St. John’s, Newfoundland, Canada    A1B 4M6.  Northstar Network Ltd. closed its small office in Gander, NL and expanded its facilities in St. John’s to provide a stronger nucleus for production review, quality control, financial management and planning on the P3 aircraft parts contract the company has with Lockheed Martin Aeronautics.

Item 3. Legal Proceedings

There no legal filings charged against the Company.

Item 4. Submission of Matters to a Vote of Security Holders

No change since previous filing.  The Company has filed with the SEC an SB-1 registration statement April 20, 2000, an S-8 registration November 2000 and quarterly reports (form 10QSB) for June and September 2000 and for March, June and September 2001, 2002, 2003, 2004, 2005, 2006 and 2007, form 10Q for March, June and September 2008 and annual reports (form 10KSB) for December 31, 2000, 2001, 2002, 2003, 2004, 2005, 2006 and 2007.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

No change since previous filing.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion, comparison and analysis should be read in conjunction with the Company’s accompanying audited consolidated financial statements for the years ended December 31, 2008 and 2007 and the notes related thereto. The discussion of results, causes and trends should not be construed to infer conclusions that such results, causes or trends necessarily will continue in the future.

DISCUSSION

The following table sets forth for the years indicated items included in the Company’s consolidated statement of operations:

                                             2008            2007            2006            2005            2004

Total revenue                  $2,254,657    $1,611,203  $1,460,508  $1,629,594  $1,461,528

Cost of goods sold              1,720,295        725,706        614,444       583,870       245,305

Discounts                                          0                   0        116,241         94,066       129,111

                                           1,720,295        725,706        730,685       677,936      374,416

Gross margin                          534,362        885,497        729,823       951,658    1,087,112

Expenses                             2,274,992     1,664,315     1,699,109    1,936,426    1,918,653

Net (loss)                         $(1,740,630)   $(778,818)   $(969,286)   $(984,768)  $(831,541)

Net (loss) per share                  $(0.06)         $(0.03)         $(0.05)         $(0.06)        $(0.05)

As a result of its design engineering program expenditures, which directly impact the Company’s losses, Northstar Electronics, Inc. is building an infrastructure to position itself for growth.  In 2007, the Company focused on increasing product sales revenues.  In 2008, major contract manufacturing production took place with the P3/CP140 aeronautics program.  Although start-up cost occurred in 2007 with amortization over the project life-span, first run, Wing Box production occurred in 2008 with over 330 parts per aircraft.  Significant costs were incurred with preparations for “First Article Inspections” where parts can be rejected for extremely minor tolerances, for changes in sub-contractors, in logistics for production and general orientation of sub-contractor work.  These areas added to the larger than anticipated loss.

Overall, the program is well underway and the first phase of the ASLEP program neared completion at the year-end.  During the last business Quarter of 2008, Lockheed Martin Aeronautics advanced purchase orders for the balance of the contract totaling just over USD$4.1M.  On-going work will no longer require First Article Inspections which will remove significant production costs therefore providing the basis for profitability in 2009.

The Company’s total revenues for 2008 were $2,254,657 ($1,611,203 for 2007 and $1,460,508 for 2006). We incurred a net loss from operations of $(1,740,630) [$(778,818) for 2007 and $(969,286) for 2006]. Total revenue includes sales of $2,129,994 and $124,663 in recovery of research and development costs (2007: $1,501,375 and $153,286 respectively).

Sonar Products and Technologies

Final design modifications were made for the Project-X prototype design and the final acceptance review was staged for early 2009.  Cost overruns for the fixed price project amounted to CAN$173,495 to date.  The Company will receive a contract add-on for completion of the two additional, contracted prototypes.  Approximately fifty percent of the overrun costs will be recovered with these units.

NETMIND sales suffered due to the lack of operating capital for production.  This setback was further increased by the major downturn in orders caused by extraordinarily high fuel costs that curtailed expenditures in the fishing industry.  As a consequence, management personnel were laid off or moved on during the last business quarter.  Other attrition reduced staff to core requirements for service and limited production.

A new marketing program, focused on key industry leaders, will commence early in 2009 with critical focus on profitable opportunities.  Subsequent to the year-end, analysis was completed on the markets best suited for NETMIND in the present economic times.  Operating expenses have been trimmed in conjunction with the state of the industry.

Re-organization of this area will take place in 2009 with a significant focus on the sonar development project (Wide Band Array) which will potentially become a major growth area.  As a result of reorganization, a stronger emphasis will be focused on contract manufacturing support work by production personnel.  The shift was made to providing support services on the sister company, NNL, and its Lockheed Martin projects.

Swimmer Detection System (SDS)

The Company is a subcontractor on Lockheed Martin’s anti terrorism Swimmer Detection System (SDS). The SDS is a wide band high frequency sonar system designed specifically to detect and classify underwater terrorist threats.  No effort was put forward in this area during 2008 but it will come under a structured marketing program during 2009.

Contract Manufacturing

Northstar remained active pursuing contract manufacturing opportunities during 2008.

In 2007, the Company was awarded a long term contract from Lockheed Martin Aeronautics for the Refurbishment of the Outer Wing Box of the P3/CP140, a maritime surveillance aircraft.  The initial value of the contract was $6,307,191 and during 2008 was increased in April by $515,656 and in August by $1,674,344, and further increased in September by $4,116,000. Northstar expects to see significant increase in the P-3 contract during 2009.

Examples of other developments is the submission of  price quotations for multi-mode fiber optic cables to Harris Corporation for the Joint Strike Fighter airplane and the undertaking of  specific review meetings held with Bombardier during the Fall 2008 for work on their Water Bomber aircraft.

Systems Integration

The Company will continue to pursue contract systems integration business in 2009.

Results of Operations

Gross margins dropped to 24% for 2008 compared with 55% for 2007 (51% for 2006, 58% for 2005, 73% for 2004, 74% for 2003, 59% in 2002 and 44% in 2001). The margin decline for 2008 is primarily related to the fact that, as the P3 aerospace program is a new area of business for the Company, the Company needed to utilize the first part of the long term contract to ensure that the high standards of the aerospace industry were met. This involved establishing and meeting aerospace quality standards internally as well as through our suppliers, meeting rigid production and delivery schedules, achieving cost efficiencies, and instituting project management and engineering support commensurate with aerospace industry norms. Another cause of any fluctuation in the gross margin percentages is changes in the revenue mix where the Company is now generating revenue with significantly more direct costs attached.

In 2008 the Company spent $295,302 on design engineering and prototype development related to the development of engineering systems and underwater sonar technology ($234,019 in 2007, $389,222 in 2006, $816,622 in 2005, $707,697 in 2004, $848,277 in 2003 and $609,299 in 2002).

The Company received contract revenues of $1,899,061 in 2008 (2007: $664,110, 2006: $577,237, 2005: $492,810, 2004: $122,489, 2003: $325,000 and 2002: $179,269) and government incentive research and development recoveries of $124,663 included in revenues (2007: $153,286, 2006: $311,698, 2005: $671,720, 2004: $547,338, 2003: $626,496 and 2002:  $218,597) during the current year to offset certain of these costs.

The direct result of extensive spending on pre operational start up costs, design engineering and prototype development during the current year has been a loss of $(1,740,630) for 2008 compared to losses of $(778,818) for 2007, $(969,286) for 2006 $(984,768) for 2005 $(831,541) for 2004 $(693,145) for 2003 $(792,135) in 2002 and $(441,924) in 2001.

The Company expects that design and manufacture of defense systems will continue to be a major component of its business over the next five years.

Liquidity and Capital Resources

The Company used cash in operations of $(806,715) in 2008 compared to cash used by operations of $(773,520) in 2007, $(607,410) in 2006, $(311,237) in 2005, $(634,218) in 2004, $(368,708) in 2003, $(589,419) during 2002 and cash used by operations of $(138,931) during 2001.  In 2008 the Company raised equity financing of $92,400 compared to $150,000 equity funding during 2007 and $304,325 equity funding during 2006. In addition, the Company raised funds through government business support programs and loans from directors, senior management and external sources with differing payback obligations ranging from short term of several months to long term of  ten years. The net cash was used to fund operations.

The Company’s working capital and capital requirements  are related to funding contracts in defense and aerospace such as the P-3 contract with Lockhed Martin Aeronautics, the Project X contract with Lockheed martin Canada, and the command and control contract with L-3 Communications received in early 2009. As well, funds are required to support NETMIND research and development, production, sales and marketing, and servicing. During the most recent fiscal year the Company increased its long-term debt by $211,979 (2007 - $747,902).

The Company is attempting to raise funds through a private placement offering. To date, a small amount has been raised and we expect to see the total grow substantially over the next several months. The Company’s contracts have grown significantly in the latter part of 2008 and the beginning of 2009 and we expect to see improved cash flows from them in 2009 as we are now past the start-up phases for them. This is expected to create further working capital.

The Company intends to put in place in 2009 a small aerospace manufacturing facility which may be financed through a non equity structure.

As mentioned, the availability of sufficient future funds will depend to an extent on generating product sales and executing manufacturing contracts on a timely basis. Accordingly, the Company is attempting to issue securities to finance any project start-up and working capital requirements for new contracts and general business expansion. There can be no assurance whether or not such future financings will be available or on satisfactory terms.

Working Capital and Operations

During 2008 the Company received add-on contracts on its P3 contract with Lockheed Martin Aeronautics totally approximately $6,600,000 to be delivered by the end of 2010. It is anticipated that further aircraft will be added in 2009 to the program. Additionally, the Company may receive first customer production orders in 2009 for Project X sonar systems. ( see comments under “ Contract Manufacturing” ).

Over the next twelve months the Company will require approximately $600,000 to cover production costs associated with contracts and an additional $650,000 for working capital. The Company is attempting to secure minimum financing of $1,250,000 by way of private placement and is in discussions with several interested parties thereto.

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

Item 7. Financial Statements

NORTHSTAR ELECTRONICS, INC.

Index to Consolidated Financial Statements December 31, 2008 and 2007 (U.S. Dollars)

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Northstar Electronics Inc.:

We have audited the consolidated balance sheets of Northstar Electronics Inc. (the “Company”) as of December 31, 2008 and 2007 and the consolidated statements of operations, stockholders’ deficiency and cash flows for the years then ended.  The consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB) in the United States of America.  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2008 and 2007 and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

These consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring net losses and a net capital deficiency.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to rectify the capital deficiency and losses are outlined in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ “Cinnamon Jang Willoughby & Company”

Chartered Accountants

Burnaby, Canada

April 30, 2009

NORTHSTAR ELECTRONICS, INC.

Consolidated Balance Sheets

December 31

<<<<<

(US Dollars)	2008	2007

Assets
Current
Cash and cash equivalents	$210,348	$34,053
Accounts receivable (note 5)	347,798	556,037
Investment tax credits receivable	33,317	61,247
Inventory (Note 6)	85,732	62,267
Prepaid expenses	48,037	69,872
	725,232	783,476
Pre contract costs (note 2d)	330,223	268,770
Intangible (note 7)	16,332	24,783
Equipment (note 7)	48,972	59,756
	$1,120,759	$1,136,785

Liabilities

Current
Accounts payable and accrued liabilities	$1,453,259	$1,044,624
Loans payable (note 8)	142,422	137,294
Due to Cabot Management Limited (note 9a)	44,507	55,528
Due to Directors (note 9)	952,084	566,321
Deferred revenue (notes 2(a) and (h))	59,839	125,668
Current portion of long-term debt (note 10)	497,170	250,289
	3,149,281	2,179,724
Long-Term Debt (note 10)	1,516,988	1,551,890
	4,666,269	3,731,614

Stockholders’ Deficit
Common Stock
Authorized:
100,000,000 Common shares with a par value of $0.0001 each
20,000,000 Preferred shares with a par value of $0.0001 each
Issued and outstanding:
29,960,370 (27,657,081 - 2007) Common shares	2,997	2,766
68,800 shares of preferred series A stock (Nil – 2007) Preferred shares	51,600	-
Additional Paid-in Capital	4,954,639	4,765,743
Cumulative Other Comprehensive Loss	88,935	(460,287)
Accumulated Deficit	(8,643,681)	(6,903,051)
	(3,545,510)	(2,594,829)
	$1,120,759	$1,136,785

See notes to consolidated financial statements

Going Concern (Note 1)

Contingencies (Note 11)

Commitment (Note 12)

NORTHSTAR ELECTRONICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

Years Ended December 31

(US Dollars)

	2008	2007	2006

Revenues	$2,254,657	$1,611,203	$1,460,508
Discounts	-	-	116,241

Revenues, net of discounts	2,254,657	1,611,203	1,344,267
Cost of Goods Sold	1,720,295	767,776	614,444

Gross Margin	534,362	843,427	729,823

Overhead Expenses
Salaries, wages and benefits	769,295	496,154	468,512
Research and development	295,302	234,019	389,222
Travel, marketing and business development	141,883	102,449	128,999
Management fees	150,000	150,000	150,000
Consulting	102,150	182,619	96,116
Rent	131,147	108,204	108,510
Professional fees	115,163	124,066	100,346
Office	108,361	73,573	85,741
Bad debt expense	154,717	0	0
Interest and bank charges	220,372	113,921	66,893
Telephone, light and heat	65,057	38,234	45,616
Directors’ remuneration	0	0	33,868
Amortization	21,545	20,635	25,286

	2,274,992	1,622,245	1,699,109

Net Loss for Year	(1,740,630)	(778,818)	(969,286)
Other Comprehensive Gain (Loss)	549,222	(276,938)	(4,357)

Total Comprehensive Loss	$(1,191,408)	$(1,055,756)	$(973,643)

Loss Per Share	$ (0.06)	$ (0.05)	$ (0.06)
Comprehensive Loss per Share	$ (0.04)	$ (0.05)	$ (0.06)

Weighted Average Number of Common
Shares Outstanding	29,258,765	18,825,097	16,371,329

See notes to consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Statements of Changes in Stockholders’ Equity (Deficit)

Years Ended December 31

(US Dollars)

	Number of Shares	Par Value	Additional Paid-In Capital$	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance December 31, 2005		$ 1,706	$ 3,829,439	$(178,992)	$(5,154,947)	$(1,502,794)
Issuance of common stock:
For services	543,677	95	118,315	0	0	118,410
For cash	3,746,280	375	330,325	0	0	330,700
For remuneration	1,168,460	76	76,238	0	0	76,314
Share issuance costs	0	0	(26,000)	0	0	(26,000)
Stock option benefit	0	0	3,051	0	0	3,051
Directors’ remuneration	0	0	33,868	0	0	33,868
Other comprehensive loss	0	0	0	(4,357)	0	(4,357)
Net loss	0	0	0	0	(969,286)	(969,286)

Balance December 31, 2006	22,519,132	$ 2,252	$4,365,236	$(183,349)	$(6,124,233)	$(1,940,094)
Other comprehensive loss	0	0	0	(276,938)	0	(276,938)
Issuance of common stock:
For services	2,471,283	247	216,524	0	0	216,771
For cash	2,000,000	200	149,800	0	0	150,000
For debt settlement	666,666	67	49,933	0	0	50,000
Share issuance costs	0	0	(15,750)	0	0	(15,750)
Net loss	0	0	0	0	(778,818)	(778,818)

Balance December 31, 2007	27,657,081	$ 2,766	4,765,743	(460,287)	(6,903,051)	(2,594,829)
Other comprehensive loss	0	0	0	549,222	0	549,222
Issuance of common stock:
For services	1,017,195	102	96,625	0	0	96,727
For cash	1,286,094	129	92,271	0	0	92,400
Net loss	0	0	0	0	(1,740,630)	(1,690,630)

Balance December 31, 2008	29,960,370	$ 2,997	$4,954,639	$88,935	$(8,643,681)	$(3,547,110)
Series A shares of preferred stock – subscribed						51,600
Total stockholders’ equity (deficit)						(3,495,510)

See notes to consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Statements of Cash Flows

Years Ended December 31

(US Dollars)

	2008	2007	2006
Operating Activities
Net loss	$(1,740,630)	$(778,818)	$(969,286)
Items not involving cash:
Amortization	21,545	20,635	25,286
Stock-based and uncompensated services	0	0	113,157
Services paid with common stock	96,640	216,771	118,315
Loss on disposal of assets	0	1,440	0
Changes in Non-Cash Working Capital
Accounts receivable	17,975	(483,620)	685,755
Prepaid expenses	(3,221)	(17,897)	(27,111)
Inventory	(41,109)	194,940	183,500
Accounts payable and accrued liabilities	836,253	227,057	(555,178)
Deferred revenue	5,832	(154,028)	(181,848)
Cash Used in Operating Activities	(806,715)	(773,520)	(607,410)

Investing Activities
Pre contract costs	0	(268,770)	0
Disposal (Acquisition) of equipment	(18,726)	(30,439)	12,457
Cash Provided by (Used in) Investing Activities	(18,726)	(299,209)	12,457

Financing Activities
Issuance of common stock for cash (net of issue costs)	144,088	134,250	304,700
Loans payable advances (repayment)	17,645	67,866	19,428
New long-term financing	417,950	747,902	663,070
Repayment of debt	0	0	(464,743)
Advances from directors	455,119	410,842	50,317
Cash Provided by Financing Activities	1,034,802	1,360,860	572,772

Effect of Foreign Currency Translation on Cash	(33,066)	(278,378)	(424)

Outflow of Cash	176,295
Cash and Cash Equivalents, Beginning	34,053	24,300	46,905

Cash and Cash Equivalents, Ending	$210,348	$34,053	$24,300

Supplemental Information
Interest paid	$43,696	$85,272	$55,314
Common stock issued for debt	$0	$50,000	$0

See notes to consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Notes to Consolidated Financial Statements

Year Ended December 31, 2008

(US Dollars)

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

The Company's business activities are conducted in Canada. However, the financial statements are prepared in accordance with accounting principles generally accepted in the United States of America with all figures translated into United States dollars for financial reporting purposes.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going-concern and contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During 2008 the Company incurred a net loss of $1,740,630 and at December 31, 2008 had a working capital deficiency (an excess of current liabilities over current assets) of $2,424,049 including $497,170 of long-term debt due within one year and $59,839 in deferred revenue which will be included in revenue in 2009.

Management has undertaken initiatives for the Company to continue as a going-concern. For example, the Company is negotiating to secure an equity financing in the short-term and is in discussions with several financing firms. The Company also expects to increase revenues in 2009 from contract manufacturing revenues and sales of its NETMIND system and related products. The Company has tendered proposals and price quotations on Submarine Command & Control Console production contract along with other anti terrorist and military contracts. These initiatives are in recognition that for the Company to continue as a going-concern it must generate sufficient cash flow to cover its obligations and expenses. In addition, management believes these initiatives can provide the Company with a solid base for profitable operations, positive cash flows and reasonable growth. Management is unable to predict the results of its initiatives at this time. Should management be unsuccessful in its initiative to finance its operations the Company’s ability to continue as a going-concern will remain uncertain.

2.           SIGNIFICANT ACCOUNTING POLICIES

Revenue recognition

Revenue from the sales of the NETMIND system is recognized on an accrual basis based on agreed terms with the customers.  Sales are recorded when the systems are delivered and the customer is invoiced at the agreed terms and collection is reasonably assured.

Contract manufacturing revenues from sales are recorded as each contracted unit is delivered to the contracting customer and collection is reasonably assured.

Revenue or loss from fixed price research and development contracts is recognized using the percentage of completion method whereby revenue or loss is recognized at the same percentage that contract costs to date is of total costs at contract completion.

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

Total revenue includes sales of $2,129,994 and recovery of research and development costs of $124,663: (2007 - $1,590,951 and $63,710 respectively, and 2006 - $1,148,810 and $311,698 respectively). Recovery of research and development costs is recognized on a periodic basis as cost recovery is applied for.

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

Equipment

Equipment is recorded at cost less any government assistance received and is being amortized over their estimated useful lives or term of lease, whichever is shorter, using the following rates:

Computer equipment

30% declining-balance

Computer software

30% declining-balance

Furniture and equipment

20% declining-balance

Manufacturing equipment

20% declining-balance

Leasehold improvements

20% straight-line

Long-lived assets

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, establishes a single accounting model for long-lived assets to be disposed of by sale including discontinued operations.  SFAS 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations.

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

As such, these long-lived assets of the Company are reviewed at least annually or when changes in circumstances require as to whether their carrying value has become impaired, pursuant to SFAS 144.  Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges).  If impairment is deemed to exist, the assets will be written down to fair value, less cost to sell.

Government assistance

The Company’s subsidiaries have been awarded assistance under certain Government of Canada assistance programs.  Amounts received or receivable under these programs are recorded as revenue at the time the amounts are approved for payment by the government agency. Advances for expenses which the Company has yet to incur are included in deferred revenue (2008 - $45,969: 2007 - $63,853: 2006 - $92,264).

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

For reporting purposes, assets and liabilities of non - U.S. subsidiaries that operate in a local currency environment are translated to U.S. dollars at year end exchange rates. Profit and loss accounts are translated at the average rates for the year. Translation adjustments are recorded as other comprehensive income or (loss) and cumulative other comprehensive loss within stockholders’ equity.

Other comprehensive income (loss)

The Company has other comprehensive income (loss) arising from foreign currency translation of the subsidiary companies financial statements from the functional currency to the reporting currency.  Accordingly, pursuant to SFAS No. 130, “Reporting Comprehensive Income,” other comprehensive income (loss) is shown as a separate non cash component of stockholders' equity (deficit).

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant areas requiring the use of management estimates relate to revenue recognition, the determination of the impairment of long-lived assets, the estimation of useful lives, rates and methods for amortization, inventory valuation and realization, recognition of bad debt allowances, the calculation of stock based compensation, accounts payable and accrued liabilities and deferred revenue.  Management believes the estimates are reasonable, however, actual results could differ from those estimates and would impact future results of operations and cash flows.

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

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company periodically assess its tax filing exposures related to periods that are open to examination. Based on the latest available information, we evaluate tax positions to determine whether the position will more likely than not be sustained upon examination by the Internal Revenue Service. If its is determined that the tax position is more likely than not to be sustained, the Company records the largest amount of benefit that is more likely than not to be realized when the tax position is settled. If the Company cannot reach that determination, no benefit is recorded. Interest and penalties related to income taxes are recorded as a component of Income tax expense in the financial statements.

Net loss per share before comprehensive income

Net loss per share calculations are based on the weighted average number of common shares outstanding during the year.  Diluted loss per share is not shown as the effects of the outstanding stock options and warrants are anti-dilutive.

Warranties

Provisions for estimated expenses related to product warranties are made at the time  products are sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims.

Shipping and handling costs

Shipping and handling costs are recognized as incurred and included in Cost of Sales in the consolidated statement of operations and comprehensive loss.

Stock-based compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised SFAS No. 123(R), Share-Based Payment, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, which superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”.  FAS No. 123(R) requires the cost of all share-based payment transactions to be recognized in an entity’s financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions.  SFAS No. 123(R) applies to all awards granted, modified, repurchased or cancelled after July 1, 2005, and unvested portions of previously issued and outstanding awards.  The Company adopted this statement for its first quarter starting January 1, 2006. Prior to 2006, the Company adopted the disclosure provisions of SFAS No. 123 for stock options granted to employees and directors.  The Company disclosed on a supplemental basis, the pro-forma effect of accounting for stock options awarded to employees and directors, as if the fair value based method had been applied, using the Black-Scholes option-pricing model.

Effective January 1, 2008, we adopted SFAS 157, Fair Value Measurements ("SFAS 157"). SFAS 157 provides a definition of fair value, establishes a hierarchy for measuring fair value under generally accepted accounting principles, and requires certain disclosures about fair values used in the financial statements.   SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent accounting pronouncements

In December, 2007, the FASB issued SFAS No. 141( R ), “Business Combinations”, which established the principles and requirements for how an acquirer recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, any non controlling  interest in the acquiree and goodwill acquired. SFAS 141R also establishes disclosure requirements to enable evaluation of the nature and financial effects of the business combination. SFAS 141R is effective the first annual reporting period beginning on or after December 15, 2008 and is not expected to have any impact on the Company’s financial statements.

In December, 2007, the FASB issued SFAS No. 160, “Non controlling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51. SFAS 160 will change the accounting and reporting for minority interests which will be characterized as non controlling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest shareholders. SFAS 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008.and is not expected to have an impact on the Company’s financial statements.

In March, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133. SFAS 161 requires entities utilizing derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 have been applied and the impact that hedges have on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. The Company does not have or utilize any derivative instruments and/or hedging activities and therefore SFAS 161 is not expected to have an impact on the Company’s financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 162, "The Hierarchy of Generally Accepted Accounting Principles”.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS 162 on its financial statements but does not expect it to have a material effect.

In May 2008, the FASB ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60" ("SFAS 163").  SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.   As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended March 31, 2009.  The Company is currently evaluating the impact of SFAS 162 on its financial statements but does not expect it to have a material effect.

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

 2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

3.

 FINANCIAL INSTRUMENTS

Fair values

The carrying values of cash, accounts receivable, accounts payable and accrued liabilities and loans payable approximate their fair values because of the short maturity of these financial instruments. The carrying value of amounts due to directors and Cabot Management, and loans payable all approximate their fair values.  The fair value of the Corporations long-term debt is estimated based on the current rates offered to the Corporation for debt of the same remaining maturities.

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

4.

ECONOMIC DEPENDENCE

During 2008, two divisions of one prime contractor accounted for 84% of the Company's revenue (46% 2007 and 41% 2006).  The Company has a long term contract with one of these divisions and is expecting further work from the other in 2009. Subsequent to the year end, the Company received its first contract from L-3 Communications, which provides diversity of the Company’s customer base for defense contracting.

5.

ACCOUNTS RECEIVABLE

During 2008 two sources accounted for 84% of the Company's accounts receivable (46% 2007 and 41% 2006).

	2008	2007

Trade receivables	$499,623	$556,037
Allowance for doubtful accounts (154,717) 0
$ 344,906 $ 556,037
Once an account is determined to be uncollectible it is written off as a bad debt.

The Company provides an allowance for doubtful accounts when management estimates collectability is uncertain.  Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection.  In making the determination of the appropriate allowance amount, the Company considers current economic and industry conditions, relationships with each customer, overall customer credit-worthiness and historical experience

6.

INVENTORY

	2008	2007

Finished goods	$0	$56,458
Work in progress	85,732	5,809
	$85,732	$62,267

7.

EQUIPMENT

2008		Accumulated
	Cost	Amortization	Net

Manufacturing equipment	$43,540	$32,905	$10,635
Furniture and equipment	49,820	33,465	16,355
Computer equipment	60,394	47,921	12,473
Computer software	10,012	503	9,509
Leasehold improvements	12,618	12,618	0

	$176,384	$127,412	$48,972

7.

EQUIPMENT (continued)

2007		Accumulated
	Cost	Amortization	Net

Manufacturing equipment	$60,325	$42,373	$17,952
Furniture and equipment	56,495	42,868	13,627
Computer equipment	60,394	42,576	17,818
Computer software	89,850	79,959	9,891
Leasehold improvements	12,618	12,150	468

	$279,682	$219,926	$59,756

Intangible asset

The Company acquired the design rights and tooling for a significant component of its Netmind system at a cost of $37,285 amortized to $16,332.  The asset is being amortized over ten years and is tested for impairment annually. The Company recorded amortization of $8,451 during the year ended December 31, 2008 (2007 - $1,236). Estimated amortization over the succeeding 4 years is $16,332.

8.

      LOANS PAYABLE

	2008	2007
10% term loan	$60,833	$60,833
Note 11 (b)	45,969	41,257
Loans – unsecured, non-interest bearing with no fixed terms of repayment	35,620	35,204
	$142,422	$137,294

9.

RELATED PARTY TRANSACTIONS

a.

The amount due to Cabot Management Limited, an associated private company related by a common shareholder and director, bears no interest and has no set terms of repayment.

b.

The amount due to directors has no set terms of repayment and is subordinated to amounts due to ACOA.  Of the total, 75% bears no interest and 25% accrues interest at the rate of $433 (Cdn$500) and 3000 shares per week. During the year the Company accrued as payable approximately $66,000 interest against an advance of approximately $100,000 to the Company.

c.

During the year, a short term demand loan (CDN$148,761) was made to the Company by a director at an interest rate of 5% per 45 day period. There is an option available to renew the loan for subsequent 45 day periods at the Company’s discretion. The loan is secured by the P3 contract.

d.

During the year ended December 31, 2007 the Company issued 666,666 shares of common stock to settle $50,000 in debt owing to a company controlled by a director of the Company.

e.

During the year the Company was charged $56,023 (2007: $55,824) for technical consulting by a company controlled by a director. Of these fees, $99,327 is included in amounts due to directors at December 31, 2008 (2007: $84,113) and may be settled by the commitment to issue shares of common stock.

f.

As at December 31, 2008 a total of 1,979,000 common stock options were issued and outstanding to directors, officers and employees (2007: 1,979,000).

g.

The Company accrued management fees payable of $150,000 to two directors of the Company for their services as officers of the Company (2007 - $150,0000)

The above transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

10.

LONG-TERM DEBT

	2008	2007

Short term loan due Terra Nova of $251,590 Cdn: - $111,590 is repayable after a two-month term from Nov 2008 with interest at 5% per 30-day period calculated daily for the term. - $140,000 is repayable in 45 days from Nov 2008 with interest at 10% calculated daily (.22% per day) for the term. Atlantic Canada Opportunities Agency (“ACOA”)	$205,448	$0
Interest-free unsecured loan repayable in monthly payments of Cdn $41,667 commencing March 2009 (Cdn $405,774; 2007 – Cdn $nil)	331,356	0
Interest-free unsecured loan repayable in monthly payments of Cdn $5,938 commencing April 2005 (Cdn $441,675; 2007 – Cdn $467,250)	360,672	475,660
Interest-free unsecured loan to a maximum of Cdn $329,375 repayable in monthly payments of Cdn $5,490 commencing July 2007 (Cdn $318,141; 2007 – Cdn $317,761)	259,794	323,480
Interest-free unsecured loan repayable in monthly payments of Cdn $6,469 commencing August 2007 (Cdn $500,000; 2007 – Cdn $487,460)	408,300	497,652
Interest-free unsecured loan repayable in monthly installments of Cdn $867 (Cdn $nil; 2007 – Cdn $5,816)	0	5,920
Interest-free unsecured loan repayable in monthly payments of Cdn $1,712 commencing July 2007 (Cdn $193,324; 2007 – Cdn $133,397)	157,868	135,798
Interest-free unsecured loan, monthly principal repayments of Cdn $2,621 (Cdn $170,625; 2007 – Cdn $157,239)	139,332	160,069
Secured 9% loan with monthly blended repayments of Cdn $6,360 (Cdn $185,388; 2007 – Cdn $200,000) The Company is delinquent for the Sept, Oct, Nov and Dec payments totaling $$25440.	151,388	203,600

	2,014,158	1,802,179
Less: Current portion	497,170	250,289

	1,516,988	1,551,890
Discount on interest-free loans payable	(521,611)	(519,728)

	$995,377	$1,032,162

11.

LONG-TERM DEBT (continued)

Based on borrowing rates currently available to the Corporation for bank loans and similar terms and average maturities, the fair value of long-term debt is $995,377.  The rate used to discount the non-interest bearing debt was 12.5%. Principal repayment terms are approximately as follows:

2009	$497,170
2010	393,188
2011	358,038
2012	326,382
2013	271,307
Thereafter	168,073

$2,014,158

12.

CONTINGENT LIABILITIES

a.

The Company is a defendant in a lawsuit which commenced against them in 1999 by the Company’s former master distributor.  The former distributor has alleged that the Company has interfered with the ability of the former distributor to sell products. The Company has filed a counter claim for monies owing to the Company by the former distributor.

b.

The Company is contingently liable to repay $1,885,476 in assistance received under the Atlantic Innovation Fund. The assistance is repayable annually at the rate of 5% of gross revenues from sales of products resulting from the Aquacomm research and development project. Gross revenues are to be calculated for the fiscal year immediately preceding the due date of the respective payment. Repayment is to continue until the assistance is repaid in full. To December 31, 2008: $45,969 remains unpaid (2007: $41,257 was unpaid)

13.

COMMITMENT

The Company is committed to minimum rental payments for property and premises aggregating $382,445 over the terms of leases expiring 2008 and 2011. Commitments over the next four years are approximately as follows:

2009	$146,528
2010	$143,917
2011	$92,000

14.

  STOCK OPTIONS

The following table summarizes the Company's stock option activity for the years ended December 31, 2008, 2007 and 2006:

	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price

Balance December 31, 2005	2,869,000	$ 0.50	$ 0.50
Granted during the year – directors	500,000	$ 0.25	$ 0.25
- consultants	250,000	$ 0.25	$ 0.25
Cancelled/Expired	(525,000)	$ 0.50	$ 0.50

Balance December 31, 2006	3,094,000	$ 0.25 - $ 0.75	$ 0.46
Granted during the year	0	0	0
Cancelled/Expired	(1,115,000)	$0.50 - $0.75	$0.54

Balance December 31, 2007	1,979,000	$0.25 - $0.50	$0.49
Granted during the year	0	0	0
Cancelled/Expired	(22,500)	$0.50	$0.50
Balance December 31, 2008	1,956,500	$0.25 - $0.50	$0.49

As at December 31, 2008 and 2007, all stock options were fully vested and exercisable.  As at December 31, 2008 and 2007, the outstanding stock options granted to directors, employees and others are as follows:

	Exercise	Number of Shares
Expiry Date	Price	2008	2007

July 8, 2008	$ 0.50	-	22,500
February 12, 2009	$ 0.50	590,000	590,000
October 12, 2009	$ 0.50	5,000	5,000
December 31, 2009	$0.50	120,000	120,000
March 1, 2010	$ 0.50	50,000	50,000
December 15, 2010	$ 0.50	169,000	169,000
October 30, 2011 (note 14)	$ 0.25	750,000	750,000
December 4, 2011	$ 0.50	10,000	10,000
December 19, 2012	$ 0.50	187,500	187,500
May 1, 2013	$ 0.50	25,000	25,000
March 1, 2015	$ 0.50	50,000	50,000

Total outstanding and exercisable		1,956,500	1,979,000
Weighted average outstanding life of options (years)		2.72	2.72

14.

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

In 2008, the Company issued 51,600 warrants exercisable at $0.25 per share.

15.

INCOME TAXES

Income taxes vary from the amount that would be computed by applying the estimated combined statutory income tax rate (34%) for the following reasons:

Earnings before income taxes	$ (1,740,630)	$ (778,818)
Income tax rate	34%	34%

Expected income tax expense (recovery) based on above rates	(591,814)	(264,798)

Increase (decrease) due to:
Impact of lower statutory tax rates on foreign subsidiaries	117,726	6,949
Non-deductible expenses	2,525	8,193
Other permanent differences	176,011	-
Effect of expiry of losses	56,037	68,032
Change in valuation allowance	239,516	181,624

Provision for income taxes	$ -	$ -

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company’s deferred tax liability calculated at a 34% tax rate consists of the following:

	2008	2007
Accounting value of equipment in excess of tax values	$(1,673)	$(3,846)
Other assets	55,900	81,198
Non-capital losses carried forward	1,420,695	1,158,045
Valuation allowance	(1,474,923)	(1,235,407)
Net deferred tax asset (liability)	-	-

15.

INCOME TAXES (continued)

The Company's carried losses for income tax purposes are $5,044,791 (2007 - $3,430,980), which may be carried forward to apply against future income tax, expiring between 2009 and 2028.  The future tax benefit of these loss carry-forwards has been offset with a full valuation allowance.  These losses expire as follows:

2009	418,214
2010	324,371
2014	450,281
2015	1,003,103
2026	606,163
2027	710,718
2028	1,531,941

$5,044,791

As at December 31, 2008 the Company is in arrears filing its statutory income tax returns and the operating losses noted above are based on estimates.  The actual operating losses could differ from these estimates.

16.

COMMON STOCK

During the year ended December 31, 2008 the Company issued 1,017,195 common shares (2007 – 2,471,283) valued at $96,625 (2006 – $216,771) to consultants.

During the year ended December 31 2008, the Company issued 1,286,094 common shares (2007 – 2,000,000) for gross proceeds of $92,271 (2007 - $150,000) pursuant to a private placement.

During the year ended December 31, 2008, the Company issued Nil common shares (2007 – 666,666) to a director of the company to settle $nil of amounts due to a director (2007 - $50,000).

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act

            Name of Director

Age

Office

Wilson Russell, PhD

 63

President and Principal Financial Officer

            David Buttle, PhD                     61                   Director

Terry McLeod                          63                   Director

Harry Davis                              76                   Director

Item 10. Executive compensation

During the year the Company paid or accrued as payable $124,193 (2007 $96,832; 2006 $96,832; 2005 - $131,580; 2004 - $117,030; 2003 - $53,550) to Wilson Russell, the Company’s President, for his services and paid or accrued as payable to Terry McLeod $56,400 for his services during the year (2007: $56,400).

Item 11. Security Ownership of Certain Beneficial Owners and Management

Class

Name and Address

    Number of Shares

Percentage of Shares*

Common

Wilson Russell

                 4,027,857

          13.44%

560 West 29th Avenue

Vancouver, B.C.

Canada    V5Z 2H7

Common

David Buttle

                     89,399

            0.00%

The Well House, Burkham

Wokington, Berkshire

United Kingdom RG114P5

Common

All officers and directors as a group   4,117,256

          13.63%

*Based on 29,960,370 shares of common stock issued and outstanding December 31, 2008

Item 12. Certain Relationships and Related Transactions

No change since previous filing

Item 13. Exhibits and Reports on Form 8-K

Exhibit 31.1 - Section 302 Certification of Periodic Report of the Chief  Executive Officer

Exhibit 32.1 - Section 906 Certification of Periodic Report of the Chief  Executive Officer

No change in exhibits since previous filing

No Form 8K was filed during the fourth quarter of 2008.

Item 14. Principal Accountants Fees and Services

During 2008 the Company’s auditors received approximately $44,900 in remuneration for audit and related (quarterly review) services. No other services were provided to the Company by its auditors and principal accountants.

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

May 6, 2009

Wilson Russell, PhD, President, Principal Financial Officer

  By (Signature and Title)                   /S/ DAVID BUTTLE

  Date   May 6, 2009                          David Buttle, PhD, Director