Form 10-Q
period 2009-03-31
NORTHSTAR ELECTRONICS INC
filed 2009-05-20
CIK 1082027

                           U.S. SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549

                                         FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

                             SUITE # 410- 409 GRANVILLE STREET,
                         VANCOUVER, BRITISH COLUMBIA, CANADA V6C 1T2
                           Address of principal executive offices

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
COMMON SHARES AS OF MAY 1, 2009: 30,380,780

Transitional Small Business Disclosure Format (check one):
Yes[]  No[X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORTHSTAR ELECTRONICS, INC. Consolidated Financial Statements

UNAUDITED - PREPARED BY MANAGEMENT


Consolidated Balance Sheets at March 31, 2009 and at December 31, 2008

Consolidated Statements of Operations for the Three Months Ended March 31, 2009 and 2008

Consolidated Statements of Changes in Stockholders' Equity for the

Three Months Ended March 31, 2009

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008

Notes to Consolidated Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 3. CONTROLS AND PROCEDURES

PART II     OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

SIGNATURES

                          NORTHSTAR ELECTRONICS, INC.
                   Consolidated Balance Sheets - U.S. Dollars
                                                              March 31         December 31
                                                                2009              2008
                                                              UNAUDITED          Audited
                                                             ----------------------------
                               ASSETS
Current
      Cash and cash equivalents                            $  69,264         $  210,348
      Accounts receivable                                    355,004            347,798
      Inventory - work in process                            193,099             85,732
      Investment tax credits receivable                       25,376             33,317
      Prepaid expenses                                        48,233             48,037
                                                             ----------------------------
Total Current Assets                                         690,976            725,232
Pre contract costs                                           294,728            330,223
Intangible asset                                              15,860             16,332
Equipment                                                     49,798             48,972
                                                             ----------------------------
      Total Assets                                         $1,051,362        $1,120,759
                                                            -----------------------------
LIABILITIES
Current
      Accounts payable and accrued liabilities              $1,441,275       $1,453,259
      Loans payable                                            136,937          142,422
            Deferred revenue                                    85,707           59,839
            Due to Cabot Management Limited                     43,221           44,507
            Due to Directors                                   987,254          952,084
      Current portion of long term debt                        643,542          497,170
                                                            -----------------------------
Total Current Liabilities                                    3,337,936        3,149,281
Long term debt                                               1,320,060        1,516,988
                                                            -----------------------------
        Total Liabilities                                    4,657,996        4,666,269
                                                            -----------------------------
Going Concern (note 1), Contingencies (note 5)
STOCKHOLDERS' EQUITY
Authorized
   100,000,000 shares of common stock with a
      par value of $0.0001 each
   20,000,000 shares of preferred stock with a
      par value of $0.0001 each
Issued and outstanding
           30,280,780 shares of common stock                    3,029            2,997
             (29,960,370 December 31, 2008)
           Nil shares of preferred stock                            -                -
           Subscribed - 110,100  preferred series A           110,100           51,600
             (51,600 December 31, 2008)
Additional paid in capital                                  4,985,607        4,954,639
Cumulative other comprehensive income (loss)                  151,249           88,935
Deficit                                                    (8,856,619)      (8,643,681)
                                                           ------------------------------
Total Stockholders' Equity (Deficit)                       (3,606,634)      (3,545,510)
                                                           ------------------------------
           Total Liabilities and Stockholders' Equity      $1,051,362       $1,120,759
                                                           ==============================

                     See notes to the consolidated financial statements



                          NORTHSTAR ELECTRONICS, INC.
                     Consolidated Statements of Operations
                   Three Months Ended March 31, 2009 and 2008
                                   Unaudited
                                  U.S.Dollars
                                                  2009            2008
                                             -------------------------
Revenue - note 4                               $488,034         $423,545
Cost of goods sold                              318,376          224,352
                                              ------------------------
Gross margin                                    169,658          199,193
Other income                                     12,442            8,889
                                              ------------------------
                                                182,100          208,082
                                              ------------------------
Expenses
      Salaries                                  175,510          307,040
      Financial consulting                        5,000                0
      Finance fees                                1,000           49,500
      Professional fees                           6,126           22,232
      Management and administration fees         48,090                0
      Research and development                        0                0
      Advertising and marketing                   6,051           16,816
      Rent                                       33,064           32,210
      Investor relations                         12,500           10,650
      Office                                     20,153           27,320
      Travel and business development            12,445           48,165
      Interest on debt                           78,717           19,296
      Telephone and utilities                     7,257           14,354
      Amortization                                3,134            5,134
      Bank charges and interest                     379            1,919
      Foreign exchange                          (14,797)             191
      Transfer agent                                409              344
                                              --------------------------
                                                395,038          555,171
                                              --------------------------
Net (loss) for period                         $(212,938)       $(347,089)
                                              --------------------------
Net (loss) per share                          $   (0.01)       $   (0.01)

Weighted average number of shares outstanding 30,129,316       27,814,333

                  See notes to the consolidated financial statements




                          NORTHSTAR ELECTRONICS, INC.
           Consolidated Statement of Changes in Stockholders' Equity
                       Three Months Ended March 31, 2009
                                   Unaudited
                                  U.S. Dollars


                                            Additional       Other
                                             Paid in        Comprehensive    Accumulated   Total Stockholder
                      Shares      Amount     Capital         Income           Deficit         (Deficit)
-------------------------------------------------------------------------------------------------------------
Balance
December 31,
2008                29,960,370    $2,997    $4,954,639       $88,935       $(8,643,681)      $(3,597,110)

Net loss for
three months              -           -             -              -          (212,938)        (212,938)

Currency
translation
adjustment                -           -             -         62,314                -             62,314

Issuance of
common stock:
- for debt          25,833           23        23,477              -                -             23,500
- for cash          84,577            8         6,492              -                -              6,500
- for services      10,000            1           999              -                -              1,000
-----------------------------------------------------------------------------------------------------------
Balance
March 31,
2009              30,280,780     $3,029    $4,985,607        $151,249      $(8,856,619)      $(3,716,734)
------------------------------------------------------------------------------------------------------------
Series A shares of preferred stock - subscribed                                                  110,100
                                                                                               ==========
Total stockholders' equity (deficit)                                                         $(3,606,634)
                                                                                             =============

                        See notes to the consolidated financial statements






                          NORTHSTAR ELECTRONICS, INC.
                     Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2009 and 2008
                                   Unaudited
                                  U.S.Dollars

                                                            2009             2008
Operating Activities
      Net income (loss)                                 $(212,938)      $(347,089)
      Adjustments to reconcile net income (loss) to net
          cash used by operating activities
          Amortization                                     3,134            5,134
                  Issuance of common stock for services   24,500           68,227
      Changes in operating assets and liabilities       (204,670)         166,989
                                                       ---------------------------
Net cash (used) provided by operating activities        (389,974)        (106,739)
                                                       ---------------------------
Investing Activities
      Property and equipment                              (5,389)          (2,433)
                                                       ----------------------------
Net cash (used) provided by investing activities          (5,389)          (2,433)
                                                       ----------------------------
Financing Activities
     Issuance of common shares for cash (net of costs)    65,000           40,000
      Increase (repayment) of long term debt             208,471           32,705
           Advances from (repayment to) directors         (1,796)          26,812
                                                       ---------------------------
Net cash (used) provided by financing activities         271,675          99,517
                                                       ---------------------------
Effect of foreign exchange on translation                (17,395)         (5,433)
                                                       ---------------------------
Inflow (outflow) of cash                                (141,083)        (15,088)
Cash, beginning of period                                210,348          34,053
                                                       ---------------------------
Cash, end of period                                    $  69,265       $  18,965
                                                       ===========================

Supplemental information
      Interest paid                                     $78,717          $19,296
      Shares issued for services                        $24,500          $68,227
      Corporate income taxes paid                       $     0          $     0

                     See notes to the consolidated financial statements






                          NORTHSTAR ELECTRONICS, INC.
                   Notes to Consolidated Financial Statements
                       Three Months Ended March 31, 2009
                                   Unaudited
                                  U.S. Dollars

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

These unaudited consolidated interim financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information, are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's December 31, 2008 Form 10-K.

In the opinion of the Company's management, this consolidated interim financial information reflects all adjustments necessary to present fairly the Company's consolidated financial position at March 31, 2009 and the consolidated results of operations and the consolidated cash flows for the three months then ended. For the three months ended March 31, 2008, substantially all of the Company's revenues were generated from a contract with a subsidiary of a major US customer. The
Company is continually marketing its services for follow on contracts.

The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months to March 31, 2009 the Company incurred a net loss of $212,938
(year to December 31, 2008: $1,740,630) and at March 31, 2009 had a working capital deficiency (an excess of current liabilities over current assets) of $2,646,960 (December 31, 2008: $2,424,049), including $643,542 of long term debt due within one year (December 31, 2008: $497,170).

Management has undertaken initiatives  for  the  Company  to  continue  as a going concern: for example, the Company is negotiating to secure an equity financing  in the  short  term  and  is in discussions with several financing firms. The Company
also  expects  to  increase   revenues   with  existing  contract  sales  and  new
opportunities  resulting from prior period  sales  efforts.  As  an  example,  the
Company received a US$2.05M contract during the period and has other opportunities closing in the following  periods.  These  initiatives are in recognition that the
Company to continue as a going concern must generate sufficient cash flow to cover its obligations and expenses. In addition, management  believes  these initiatives can provide the Company with a solid base for profitable operations, positive cash flows  and reasonable growth. Management is unable to predict the results  of  its initiatives  at  this time. Should management be unsuccessful in its initiative to finance its operations the Company's ability to continue as a going concern is not certain. These financial  statements  do not give effect to any adjustments to the amounts and classifications of assets and  liabilities  which  might  be necessary should the Company be unable to continue its operations as a going concern.

2.    SHARE CAPITAL COMMON STOCK
3.
During the three months ended March 31, 2009 the following shares of common stock were issued:

For services: 10,000 shares fairly valued at $1,000 - the market value of those services

For cash: 84,577 shares fairly valued for cash of $6,500.

To settle accounts payable: 225,833 fairly valued at $23,500

PREFERRED STOCK
For cash: 110,100 series A shares of preferred stock for $110,100 (inclusive of 65,000 shares for $58,500 received during the three months ended March 31, 2009).
The preferred shares bear interest at 10% per annum paid semi annually not in advance and are convertible to shares of common stock of the Company after two years from receipt of funds at a 20% discount to the then current market price of the Company's common stock. The preferred shares may be converted after six months and before two years under similar terms but with a 15% discount to market. At
March 31, 2009 the Company had received $110,000 for 110,100 preferred shares.


4.    LONG TERM DEBT
Balance owing December 31, 2008                        $2,014,158
Increase in funding                                       208,471
Effect of foreign exchange on translation to US dollars  (259,027)
                                                        ----------
Balance due March 31, 2009                               1,963,602
                                                        ----------
Less current portion                                     (643,542)
                                                        -----------
                                                        $1,320,060
                                                        ===========

5.    REVENUE
                                                 Three months    Three months
                                                      2009               2008
Revenue consists of:
Product  sales                                     $  0         $     28,123
Contract sales                                      488,034          354,779
Government assistance                                 0               40,643
Other                                                12,442            8,889
                                                  ---------------------------
                                                  $ 500,476      $   432,434
                                                  ===========================


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

(ii) The Company is contingently liable to repay $1,997,144 in assistance received under the Atlantic Innovation Fund. The assistance is repayable annually at the rate of 5% of gross revenues from sales of products resulting from the Aquacomm research and development project. Gross revenues are to be calculated for the fiscal year immediately preceding the due date of the respective payment.
Repayment is to continue until the assistance is repaid in full. At March 31, 2009 the Company has accrued $44,157 as repayable.

7.    NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No.
161, "Disclosure about Derivative Instruments and Hedging Activities - An
Amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS No. 161 requires additional disclosures about an entity's derivative and hedging activities in order to improve the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No. 161 on January 1, 2009 did not have a material impact on the Company's financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in
Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS No.
160"). SFAS No. 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company's balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS No. 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company's income statement. SFAS No. 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS No. 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years. The Company adopted SFAS No. 160 effective
January 1, 2009. The adoption of SFAS No. 160 did not have a material impact on the Company's financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations"
("SFAS No. 141(R)").  SFAS No. 141(R) replaces SFAS No. 141, "Business
Combinations", but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS No.
141(R) expands on the disclosures previously required by SFAS No. 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired
(including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. SFAS No. 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS No. 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008. The Company adopted SFAS No. 141(R) effective January 1, 2009. The adoption of SFAS No. 141(R) did not have a material impact on the Company's financial position or results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial information for the three month periods ended
March 31, 2009 and March 31, 2008 prepared by management and the audited consolidated financial statements for the twelve months ended December 31, 2008 as presented in the Form 10K as filed.

Although  the Company has experienced a net loss this  quarter,  it  continues  to
expend  considerable   effort  securing  additional  contracts  for  the  contract manufacture and assembly  of  military/government  systems,  submarine command and control consoles, multi mode fiber optic cables and precision  machined  parts and other  components  for defense systems.  As previously indicated, a major contract was awarded from L3  Communications  (MAPPS)  Inc. for the delivery of new Machine
Control Consoles over a 5 year period.  This is  significant for the Company as it demonstrates  its  ability  to broaden its contract manufacturing  customer  base.
These consoles are for Halifax Class Frigates for the Canadian Navy.

Additional contracts, expected in the following period, will further demonstrate the Company's ability to continue to broaden its customer base and at the same time increasing contract revenues with existing customers. The Company believes that its overall business prospects look promising and anticipates increased revenues in the near to medium future.


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

UNDERWATER SONAR PRODUCTS AND TECHNOLOGIES
A) THE NETMIND SYSTEM
The Company's first underwater sonar product based on core technology is the NETMIND system. It's market is the world's commercial fishing industry and government oceanic research agencies. Our largest customers are the United States
National Oceanic and Atmospheric Administration  (NOAA)  and  US  State  Fishery &
Research Institutes.

NETMIND is both a conservation tool as well as an efficiency tool. Electronic sensors attached to a fishing trawl measure the height and width of the net opening, the water temperature, the depth of the net and the volume of fish caught plus other parameters. The sensor information is transmitted via a wireless communications link back to the ship. Use of the equipment helps prevent over fishing and allows fishermen to catch fewer fish and still make profits. This gives regulators flexibility in reducing quotas when attempting to conserve limited fish stocks.

Sales decreased from the same period last year due to seasonal activity and reduction in expenditures in the industry due to uncertainty in fuel costs.
Marketing efforts continued but on a more conservative, cost effective basis.

B) DEFENSE SONAR SYSTEMS
The  Company  is  a  subcontractor on Lockheed Martin's anti  terrorism  Swimmer
Detection System (SDS).  The  SDS  is  a  wide  band high frequency sonar system designed specifically to detect and classify underwater  terrorist  threats. The
Company, in collaboration with Lockheed Martin Canada, is also involved  in  the design  of a wide band sonar projector.  The design and technology is applicable to innovative military sonar products one of which the Company is developing for
Lockheed  Martin.   The  Company  delivered  the  first Prototype unit under its
Project X contract.  A production contract for two additional prototype units is anticipated in the near future.

DEFENSE CONTRACT MANUFACTURING
The Company's wholly owned subsidiary, Northstar Network  Ltd.,  continued work on the  Master  Purchase Order for the Wing Assembly Upgrade Component  for  the  P-3
ORION aircraft  from  Lockheed  Martin Aeronautics Inc. and essentially passed its first major milestone on the project  with completion of First Article Inspections
(FAI) for all orders and now moves onto  the  balance  of  the  initial contracted
aircraft.    This   work  extends  to  the  year  2012  and  covers  48  aircraft.
Significantly more aircraft  are  now available and although parts for 60 aircraft have  been  ordered,  the number is expected  to  increase  further  in  following quarters and discussions have been held regarding the impact of greater volumes of
aircraft within the origianl  timeframe.   The Company is manufacturing components
for new production service life extension kits  for  this  Lockheed Martin Service
Life Extension Program.  These components will add more than  15,000  flying hours to  each  aircraft,  representing  15  to 20 additional years of service for  this critical maritime patrol and reconnaissance resource.

Another milestone undertaking was completed  late  in  the period with the Company receiving  a  US$2.05M  contract  from  L-3  Communications  MAPPS  Inc.  for  the
manufacture  of  Machine  Control  Consoles  for 12 Canadian Navy frigates.   This
contract  relates to surface naval vessels and  for  another  major  defense  sub-
contractor company.  The contract extends over five years.

SYSTEMS INTEGRATION
The Company  developed  its  approach  to  securing  and  executing  large defense
contracts   by  bringing  together  affiliate  companies.  The  overall  affiliate capability, which is substantial, is presented to the prime contractors. Marketing
efforts  continue   in  this  area  to  broaden  our  exposure  for  manufacturing opportunities.  As an  example of efforts, a 5 year contract for the manufacturing of compartment doors for  Bombardier's 415 Water Bomber aircraft is anticipated in following quarters.

The aforementioned P3 ORION  Master  Purchase  Order  is an example of how Systems
Integration works for us. In this project, six subcontractors carry out various tasks, with Northstar bringing all the component parts together for testing, quality control and delivery to the customer.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2009 with the three months ended
March 31, 2008.

Revenue from sales for the three month period ended March 31, 2009 was $488,034 compared to $423,545 of revenue from sales recorded during the same period of the prior year. Gross profits decreased from $199,193 (47% of Sales) in the prior period to $169,658 (35% of Sales) in the current period. The gross profit percentage decreased due to financial constraints with operating capital required to process the backlog of orders. This situation is being remedied with the planned injection of operating capital in the following period.

The net loss for the three-month period ended March 31, 2009 was $212,938 compared to  a net loss of $347,089 for  the  three  months  ended  March  31,  2008.  This reduction in loss will continue with increased capacity and operating capital.  In
addition,   the  Company  has  invested  considerable  resources  in  seeking  out additional and  future  contract manufacturing opportunities and is confident that the efforts will return positive  results  to  the  Company  over the remainder of
2009.

COMPARISON OF FINANCIAL POSITION AT MARCH 31,2009 WITH MARCH 31, 2008

The Company's working capital deficiency increased at March 31, 2009 to $2,646,960 with current liabilities of $3,337,936 which are in excess of current assets of $690,976. At December 31, 2008 the Company had a working capital deficiency of $2,424,049.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our annual financial statements at December 31, 2008. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has increased its shareholders' deficit as a result of its efforts to increase its business activity and customer base. Cash outflow for the first quarter ended March 31, 2009 was $(141,083) compared to an outflow of cash of $(15,088) in the comparative prior quarter March 31, 2008. In the quarter, the Company received $65,000 ($40,000 in the comparative prior quarter) from equity funding and received $208,000 (received $32,000 in the comparative quarter) long term debt leaving cash on hand at March 31, 2009 of $69,264 compared to cash on hand of $210,348 at December 31, 2008 and $18,965 at March 31, 2008. Until the
Company attains revenues from existing and new contracts above its core base of expenditures, it will be dependent upon equity and loan financings to compensate for the outflow of cash anticipated from operations. As an example, with sufficient operating capital, the Company could have completed an additional
$193,099 billing of revenue during the period.

The Company is preparing a private placement preferred share offering pursuant to Regulations D and S with the expectation of raising up to $5,000,000. Any funds so raised are targeted for contract financing, product development, facilities, marketing and general working capital. At this time, although small amounts have been received, no commitment for substantial funding has been made to the Company.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Options Granted                   Date     Exercise Price   Expiry Date
---------------------------------------------------------------------------
Nil

Warrants Issued
During the three month period ended March 31, 2009 the Company issued nil share purchase warrants.

Common Stock Issued               Date            Consideration
-----------------------------------------------------------------------------
80,000                        January, 2009          services valued at $6,000
155,833                       February, 2009         services valued at $18,500
22,077                        February, 2009         cash of $1,500
62,500                           March, 2009         cash of $5,000

Preferred Stock Subscribed

65,000 series A shares, for cash of $58,500, convertible to shares of common stock -
proceeds were used in working capital.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
No change since previous filing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No change since previous filing.
ITEM 5. OTHER INFORMATION.
No change since previous filing

ITEM 6. EXHIBITS
Exhibit 31.1 - CERTIFICATION SECTION 302

Exhibit 32.1 CERTIFICATION SECTION 906

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 14, 2008     Northstar Electronics, Inc.
                     (Registrant)

                 By: /s/ Wilson Russell
                 Wilson Russell, PhD, President and Chief Financial Officer



