Form 10-Q
period 2009-06-30
NORTHSTAR ELECTRONICS INC
filed 2009-08-19
CIK 1082027

U.S. SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549

                                         FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.YES[X]   No[ ]


ITEM 1. LEGAL PROCEEDINGS

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

SIGNATURES

                          NORTHSTAR ELECTRONICS, INC.
                   Consolidated Balance Sheets - U.S. Dollars
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

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

COMMON SHARES AS OF AUGUST 4, 2009: 30,450,738

Transitional Small Business Disclosure Format (check one):Yes[]  NO[X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORTHSTAR ELECTRONICS, INC. Consolidated Financial Statements UNAUDITED - PREPARED BY MANAGEMENT

Consolidated Balance Sheets at June 30, 2009 and at December 31, 2008

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2009 and 2008

Consolidated Statements of Changes in Stockholders' Equity for the Three and Six Months Ended June 30, 2009

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008

Notes to Consolidated Financial Statements


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 3. CONTROLS AND PROCEDURES


PART II     OTHER INFORMATION
                                                           June 30      December 31
                                                            2009            2008
                             ASSETS                      UNAUDITED         Audited
                                                         ---------------------------
Current
      Cash and cash equivalents                            $  63,040       $  210,348
      Accounts receivable                                    691,781          347,798
      Inventory - work in process                            187,679           85,732
      Investment tax credits receivable                       27,520           33,317
      Prepaid expenses                                        31,430           48,037
                                                         -----------------------------
Total Current Assets                                       1,001,450          725,232
Pre contract costs                                           276,865          330,223
Intangible asset                                              17,200           16,332
Equipment                                                     51,032           48,972
                                                         -----------------------------
             Total Assets                                 $1,346,547       $1,120,759
                                                         -----------------------------
LIABILITIES
Current
      Accounts payable and accrued liabilities            $1,829,984       $1,453,259
      Loans payable                                          179,808          142,422
      Deferred revenue                                       119,455           59,839
      Due to Cabot Management Limited                         46,873           44,507
      Due to Directors                                     1,095,373          952,084
      Current portion of long term debt                      525,783          497,170
                                                         ----------------------------
Total Current Liabilities                                  3,797,276        3,149,281
Long term debt                                             1,604,291        1,516,988
                                                         -----------------------------
            Total Liabilities                             $5,401,567       $4,666,269

Going Concern (note 1), Contingencies (note 5)

STOCKHOLDERS' EQUITY
Authorized
      100,000,000 shares of common stock with a par value of $0.0001 each
      20,000,000 shares of preferred stock with a par value of $0.0001 each
Issued and outstanding
30,450,738 shares of common stock                             3,045            2,997
  (29,960,370 December 31, 2008)
  Nil shares of preferred stock                                   -               -
  Subscribed - 110,100  preferred series A                  110,100          51,600
  (51,600 December 31, 2008)
Additional paid in capital                                5,051,023        4,954,639
Cumulative other comprehensive income (loss)               (61,664)           88,935
Deficit                                                 (9,157,524)       (8,643,681)
                                                        -------------------------------
Total Stockholders' Equity (Deficit)                    (4,055,020)       (3,545,510)
                                                        -------------------------------
        Total Liabilities and Stockholders' Equity      $1,346,547         $1,120,759
                                                        ===============================
               See notes to the consolidated financial statements

                          NORTHSTAR ELECTRONICS, INC.
                     Consolidated Statements of Operations
               Three and Six Months Ended June 30, 2009 and 2008
                                   Unaudited
                                  U.S.Dollars

                                     Three Months            Six Months

                                   2009          2008      2009          2008
                                  --------------------------------------------
Sales                             $879,565   $533,332    $1,382,396   $916,234

Cost of goods sold                 677,368     354,826       995,744    579,178
                                   ----------------------------------------------
Gross margin                       202,197     178,506       386,652    337,056
Recovery of development costs            0      30,605             0     71,248
Other income (expense)             (12,442)     (1,906)            0      6,983
                                   ---------------------------------------------
                                   189,755     207,205       386,652    415,287
                                   --------------------------------------------
EXPENSES
Salaries                           201,989     260,464       377,499    567,504
Management and administration fees  45,000      67,605       93,090      67,605
Financial consulting                     0      42,650        5,000      42,650
Professional fees                   42,946       4,783       49,072      27,015
Rent                                30,404      15,299       63,468      31,221
Research and development                 0      13,791            0      13,791
Investor relations                       0      10,500       12,500      21,150
Office and administration           30,436      10,397       57,428      40,171
Travel and business development      2,072      19,084       14,517      84,065
Interest on debt                    89,565      46,862      168,282      66,158
Telephone and utilities              9,018      15,857       16,275      30,211
Amortization                        28,800       5,236       31,934      10,370
Finance fees                        10,430           0       11,430      49,500
                                  ---------------------------------------------
Total expenses                     490,660     432,811      900,495     795,550
                                  ---------------------------------------------
Net loss for period              $(300,905)  $(321,114)   $(513,843)  $(668,203)
                                 -----------------------------------------------
Net loss per share               $   (0.01)  $   (0.01)   $   (0.02)  $   (0.02)

Weighted average number of shares
 outstanding                     30,322,737  24,577,319  30,171,273   23,998,844

               See notes to the consolidated financial statements



                                                 NORTHSTAR ELECTRONICS, INC.
		                  Consolidated Statement of Changes in Stockholders' Equity
		                              Six Months Ended June 30, 2009
		                                          Unaudited
		                                         U.S. Dollars


		                            Additional       Other
                                            Paid in        Comprehensive    Accumulated   Total Stockholder
                     Shares      Amount     Capital         Income           Deficit         (Deficit)
 -------------------------------------------------------------------------------------------------------------
Balance
December 31,
2008                29,960,370    $2,997    $4,954,639       $88,935       $(8,643,681)      $(3,597,110)
Net loss for
three months              -           -             -              -          (513,843)         (513.843)
Currency
translation
adjustment                -           -             -       (150,599)               -           (150,599)

Issuance of
common stock:
- for debt         225,833           22        23,478              -                -             23,500
- for cash         138,625           14        61,486              -                -             61,500
- for services     125,910           12        11,420              -                -             11,432
-----------------------------------------------------------------------------------------------------------
Balance
June 30,
2009              30,045,073     $3,045    $5,051,023       ($61,664)      $(9,157,524)      $(4,165,120)
------------------------------------------------------------------------------------------------------------
Series A shares of preferred stock - subscribed                                                  110,100
                                                                                               ==========
Total stockholders' equity (deficit)                                                         $(4,055,020)
		                                                                             =============

               See notes to the consolidated financial statements






                          NORTHSTAR ELECTRONICS, INC.
                     Consolidated Statements of Cash Flows
                    Six Months Ended June 30, 2009 and 2008
                                   Unaudited
                                  U.S.Dollars

                                                           2009            2008
Operating Activities                                    -----------------------------
 Net income (loss)                                      $(513,843)      $(668,203)
 Adjustments to reconcile net income (loss) to net
   cash used by operating activities:
     Amortization                                         31,934           10,302
     Write down of deferred start up costs                30,167                0
     Issuance of common stock for services                11,432           68,227
     Changes in operating assets and liabilities          52,567          237,772
                                                        ---------------------------
Net cash (used) provided by operating activities        (387,743)        (351,902)
                                                        ---------------------------
Investing Activities
     Property and equipment                               (8,194)          (3,849)
                                                        ---------------------------
Net cash (used) provided by investing activities          (8,194)          (3,849)
                                                        ---------------------------
Financing Activities
    Issuance of common shares for cash (net of costs)     61,500          115,000
    Increase (repayment) of long term debt               115,916           49,231
    Advances from (repayment to) directors               143,289          179,225
                                                        ----------------------------
Net cash (used) provided by financing activities         320,705          343,456
                                                        ----------------------------
Effect of foreign exchange on translation                (72,076)           5,615
                                                        ---------------------------
Inflow (outflow) of cash                                (147,308)         (6,680)
Cash, beginning of period                                210,348          34,053
                                                        ---------------------------
Cash, end of period                                    $  63,040       $  27,373
                                                        ---------------------------
Supplemental information
      Interest paid                                    $168,282        $  66,158
Shares issued for services                             $ 11,432        $  78,227
      Corporate income taxes paid                      $      0        $       0

               See notes to the consolidated financial statements







                          NORTHSTAR ELECTRONICS, INC.
                   Notes to Consolidated Financial Statements
                         Six Months Ended June 30, 2009
                                   Unaudited
                                  U.S. Dollars

1.    NATURE OF OPERATIONS AND ABILITY TO CONTINUE AS A GOING CONCERN
These   consolidated  financial  statements  include  the  accounts  of  Northstar
Electronics,  Inc.  ("the  Company")  and  its wholly owned subsidiaries Northstar
Technical  Inc.  ("NTI")  and Northstar Network  Ltd.  ("NNL").  All  intercompany balances and transactions are  eliminated.  The  Company  was incorporated May 11,
1998  in  the  State  of Delaware and had no operations other than  organizational activities prior to the  January  2000  merger  with  NTI described as follows: On
January 26, 2000 the Company completed the acquisition  of  100%  of the shares of
NTI. The Company, with the former shareholders of NTI receiving a majority  of the total shares then issued and outstanding, effected the merger through the issuance of  4,901,481  shares  of  common  stock  from  treasury. The transaction has been accounted  for  as  a  reverse takeover resulting in  the  consolidated  financial statements including the results of operations of the acquired subsidiary prior to the merger.

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

In the opinion of the Company's management, this consolidated interim financial information reflects all adjustments necessary to present fairly the Company's consolidated financial position at June 30, 2009 and the consolidated results of operations and the consolidated cash flows for the six months then ended. For the six months ended June 30, 2009: 97% of the Company's revenues were generated from contracts with subsidiaries of a major US customer. The Company is continually marketing its services for follow on contracts.

The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year.
The accompanying consolidated interim financial statements have been prepared assuming the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months to June 30, 2009 the Company incurred a net loss of $513,843 (year to December 31, 2008: $1,740,630) and at June 30, 2009 had a
working capital deficiency (an excess of current liabilities over current assets) of $2,795,826 (December 31, 2008: $2,424,049),  including $525,783 of long term debt due within one year (December 31, 2008: $497,170).

Management  has  undertaken initiatives for the Company to  continue  as  a  going concern: for example,  the  Company  continues  to  negotiate  to secure an equity financing in the short term and is in discussions with several possible accredited investors.  The  Company  expects to increase revenues from product  and  contract sales.  As well, the Company  continues  to  seek  larger  manufacturing  assembly contracts that will result in increased revenue and profits. These initiatives are in recognition  that  the  Company  to  continue  as a going concern must generate sufficient  cash  flow  to  cover  its  obligations  and  expenses.  In  addition, management believes these initiatives can provide the Company  with  a  solid base for  profitable  operations, positive cash flows and reasonable growth. Management is  unable to predict  the  results  of  its  initiatives  at  this  time.  Should management  be  unsuccessful  in  its  initiative  to  finance its operations, the
Company's ability to continue as a going concern is not  certain.  These financial
statements   do   not   give   effect  to  any  adjustments  to  the  amounts  and
classifications of assets and liabilities  which  might  be  necessary  should the
Company be unable to continue its operations as a going concern.

2.    SHARE CAPITAL
COMMON STOCK

During the six months ended June 30, 2009 the following shares of common stock were issued:

For services: 125,910 shares fairly valued at $11,432 - the market value of those services

For cash: 138,625 shares fairly valued for cash of $61,500.
To settle accounts payable: 225,833 fairly valued at $23,500

PREFERRED STOCK
For cash: 110,100 series A shares of preferred stock for $110,100 (inclusive of 65,000 shares for $58,500 received during the six months ended June 30, 2009). The preferred shares bear interest at 10% per annum paid semi annually not in advance and are convertible to shares of common stock of the Company after two years from receipt of funds at a 20% discount to the then current market price of the Company's common stock. The preferred shares may be converted after six months and before two years under similar terms but with a 15% discount to market. At June
30, 2009 the Company had received $110,000 for 110,100 preferred shares but had not issued the shares.

3.    LONG TERM DEBT
Balance owing December 31, 2008      $2,014,158
Increase in funding                     115,916
                                     ----------
 Balance due June 30, 2009            2,130,074
Less current portion                  (525,783)
                                     ----------
                                     $1,604,291
                                   ==========


4.    REVENUE
                                                Six months 2009       Six months 2008
                                                ------------------------------------
Revenue consists of:
Product sales                                   $     39,393           $ 163,861
Contract sales                                     1,343,003             752,373
Government assistance                                      0              71,248
Other                                                      0               6,983
                                                ------------------------------------
                                               $   1,382,396         $   994,465
                                               =====================================

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

(ii) The Company is contingently liable to repay $1,997,144 in assistance received under the Atlantic Innovation Fund. The assistance is repayable annually at the rate of 5% of gross revenues from sales of products resulting from the Aquacomm research and development project. Gross revenues are to be calculated for the fiscal year immediately preceding the due date of the respective payment.
Repayment is to continue until the assistance is repaid in full. At June 30, 2009 the Company has accrued $47,686 as repayable.

6.    NEW ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial information for the six month periods ended June
30, 2009 and June 30, 2008 prepared by management and the audited consolidated financial statements for the twelve months ended December 31, 2008 as presented in the Form 10K as filed.

Although the Company has experienced a net loss this quarter, it continues to expend considerable effort in securing additional contracts for the contract manufacture and assembly of military/government systems, submarine command and control consoles, multi mode fiber optic cables and precision machined parts and other components for defense systems.

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

UNDERWATER SONAR PRODUCTS AND TECHNOLOGIES
A) THE NETMIND SYSTEM
The Company's underwater sonar product based on core technology is the NETMIND system. NETMIND's market is the world's commercial fishing industry and government oceanic research agencies. One of our largest customers has been the United States
National Oceanic and Atmospheric Administration (NOAA).

NETMIND is both a conservation tool as well as an efficiency tool. Electronic sensors attached to a fishing trawl measure the height and width of the net opening, the water temperature, the depth of the net and the amount of fish caught plus other parameters. The sensor information is transmitted via a wireless communications link back to the ship.

NETMIND helps prevent over fishing and allows fishermen to catch fewer fish and still make profits. This gives regulators flexibility in reducing quotas when attempting to conserve limited fish stocks. NETMIND sales decreased from the same period last year due to a shortfall in operating capital and thereby delaying marketing and production of NETMIND orders during the quarter.

B) DEFENSE SONAR SYSTEMS
The Company, in collaboration with Lockheed Martin Canada, is involved in the design of a wide band sonar projector. The design and technology is applicable to innovative military sonar products one of which the Company is developing under contract to Lockheed Martin.



DEFENSE CONTRACT MANUFACTURING

The Company completed its submarine command and control console contract issued by Lockheed Martin Naval Electronics and Surveillance Systems, Manassas, Virginia in
2005. A manufacturing contract for seven submarine consoles was received in March and could lead to additional similar console manufacturing contracts.

The Company's wholly owned  subsidiary,  Northstar Network Ltd., continued work on the Master Purchase Order for the Wing Assembly  Upgrade  Component  for  the  P-3
ORION  aircraft from Lockheed Martin Aeronautics totaling US$6,821,847.  This work extends  to  the  year  2012  and  the Company is manufacturing components for new production service life extension kits  for  this  Lockheed  Martin  Service  Life
Extension  Program.   These  components  will add more than 15,000 flying hours to each aircraft, representing 15 to 20 additional years of service for this critical maritime patrol and reconnaissance resource.

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

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2009 with the three and six months ended June 30, 2008:

Gross revenues from sales, miscellaneous and research and development recovery for the three month period ended June 30, 2009 were $867,123 compared to $562,031 in the comparative prior three month period. Gross revenues from sales, miscellaneous and research and development recovery for the six month period ended June 30, 2009 were $1,382,396 compared to $994,465 in the comparative prior six month period.

Sales revenue for the three month  period  ended June 30, 2009 was $879,565 (60%
increase) compared to $533,332 of sales revenue  recorded  during the same three month period of the prior year.  This comparative increase is  the direct result of the Lockheed Martin P3 contract and the Lockheed Martin Project  X  contract.
Sales  revenue for the six month period ended June 30, 2009 was $1,382,396  (66%
increase)  comparable  to  $916,234  in  the  prior  period.  Gross margins were
$337,056 (37%) in the prior six month period compared to $386,652  (28%)  in the current six month period.

The net loss for the three month period ended June 30, 2009 was $(300,905) compared to a net loss of $(321,114) for the three months ended June 30, 2008.
The loss resulted from expenses associated with new staff and expenses associated with the new L3 contract. Over this past quarter, the Company continued to invest considerable resources in seeking out additional and future contract manufacturing opportunities and is confident that the efforts will return positive results to the Company over the ensuing months and years.



Travel and business development costs were $14,517 for the six months and $84,065 for the comparative prior period ended June 30, 2008 as the Company continues to reduce its variable costs. During the three month period, the company maintained lower operating costs for NETMIND operations.

The  Company is actively  pursuing  contracts  for  its  sonar  capabilities  in military and anti terrorist applications. As well, the Company is preparing bids
on   several   military   contract   manufacturing   and   commercial   contract
opportunities.

Salaries were $377,499 for the six months ended June 30, 2009 compared to salaries of $576,504 (35% decrease) for the comparative prior six months ended
June  30,  2008  as  the  Company  reduced its workforce on the NETMIND  system.
Salaries may increase with new projects anticipated in the aeronautics area, commensurate with corresponding increases in revenues.

Cost recoveries of $nil were down from $71,248 recovered in the comparative prior six month period.

COMPARISON OF FINANCIAL POSITION AT JUNE 30, 2009 WITH DECEMBER 31, 2008

The Company's working capital deficiency increased at June 30, 2009 to $2,795,826 with current liabilities of $3,797,276 which are in excess of current assets of $1,001,450. At December 31, 2008 the Company had a working capital deficiency of $2,424,049.
As production increased on the P3 and L3 Projects, greater purchasing of materials and sub-contractor cost increases were the main reason for the change in the working capital deficiency.

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



LIQUIDITY AND CAPITAL RESOURCES

The Company has increased its shareholders' deficit as a result of its efforts to increase its business activity and customer base. Cash outflow for the six months ended June 30, 2009 was $(147,308) compared to a cash outflow of $(6,680) in the comparative prior six month period. During the six months ended June 30, 2009 the Company received $61,500 from equity funding and received $115,916 long term debt leaving cash on hand at June 30, 2009 of $63,040 compared to cash on hand of $210,348 at December 31, 2008. Until the Company receives revenues from new contracts and/or increases its product sales revenue, it will be dependent upon equity and loan financings to compensate for the outflow of cash anticipated from operations.

The Company has begun to raise equity funds through a private placement preferred share offering pursuant to Regulations D and S with the expectation of obtaining up to $5,000,000. Any funds so raised are targeted for contract financing, product development, facilities, marketing and general working capital. At this time, no commitment for funding has been made to the Company.

The Company's continued operations are dependent upon obtaining revenues from its defense and commercial customers or raising additional funds through debt or equity financing.

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



PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
No change since previous filing.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Options Granted                   Date     Exercise Price    Expiry Date
------------------------------------------------------------------------
Nil
Warrants Issued
15,000                       February, 2009     $0.25    February, 2011
50,000                          March, 2009     $0.25       March, 2011
55,000                          April, 2009     $0.25       April, 2011
Common Stock Issued              Date         Consideration
80,000                        January, 2009   services valued at $6,000
155,833                      February, 2009   services valued at $18,500
22,077                       February, 2009   cash of $1,500
62,500                          March, 2009   cash of $5,000
54,048                          April, 2009   cash of $55,000
115,910                           May, 2009   services valued at $10,432
Preferred Stock Subscribed
65,000 series A shares, for cash of $58,500, convertible to shares of common stock -
proceeds were used in working capital.

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

August 14, 2009     Northstar Electronics, Inc.
                     (Registrant)

                 By: /s/ Wilson Russell
                 -------------------------
                 Wilson Russell, PhD, President and Chief Financial Officer
