Form 10-Q
period 2009-09-30
NORTHSTAR ELECTRONICS INC
filed 2009-11-16
CIK 1082027

U.S. SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549
                                         FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. COMMON SHARES AS OF NOVEMBER 14, 2009: 31,209,709

Transitional Small Business Disclosure Format (check one):Yes[]  NO[X]


PART I - FINANCIAL INFORMATION



                          NORTHSTAR ELECTRONICS, INC.
                   Consolidated Balance Sheets - U.S. Dollars
                                                           September 30      December 31
                                                                2009           2008
                                                            UNAUDITED         audited
ASSETS                                                     ----------------------------

Current
      Cash and cash equivalents                            $  49,143         $   210,348
      Accounts receivable                                    583,586             347,798
      Inventory - work in process                            202,755              85,732
      Investment tax credits receivable                            -              33,317
      Prepaid expenses                                        45,693              48,037
                                                           ------------------------------
Total Current Assets                                         881,177             725,232
Pre contract costs                                           265,826             330,223
Intangible asset                                              18,680              16,332
Equipment                                                     54,973              48,972
                                                          -------------------------------
             Total Assets                                 $1,220,656           $1,120,759
                                                          -------------------------------
LIABILITIES
Current
      Accounts payable and accrued liabilities            $1,691,150           $1,453,259
      Loans payable                                          320,785              142,422
      Deferred revenue                                       373,702               59,839
      Due to Cabot Management Limited                         50,906               44,507
      Due to Directors                                     1,150,266              952,084
      Current portion of long term debt                      525,783              497,170
                                                          --------------------------------
Total Current Liabilities                                  4,112,592            3,149,281
Long term debt                                             1,641,010            1,516,988
                                                          --------------------------------
            Total Liabilities                              5,753,602            4,666,269

Going Concern (note 1), Contingencies (note 5)

STOCKHOLDERS' DEFICIENCY
Authorized
      100,000,000 shares of common stock with a par value of $0.0001 each
      20,000,000 shares of preferred stock with a par value of $0.0001 each

     Issued and outstanding

           31,209,709 shares of common stock                   3,121               2,997
             (29,960,370 December 31, 2008)
           Nil shares of preferred stock                           -                   -
           Subscribed - 110,100  preferred series A          110,100              51,600
             (51,600 December 31, 2008)
Additional paid in capital                                 5,139,253           4,954,639
Cumulative other comprehensive income (loss)                (339,887)             88,935
Deficit                                                   (9,445,533)         (8,643,681)
                                                           -------------------------------
Total Stockholders' Equity (Deficit)                       (4,532,946)        (3,545,510)
                                                           -------------------------------
Total Liabilities and Stockholders' Deficiency             $1,220,656         $1,120,759
                                                          ================================

                 See notes to the consolidated financial statements


                          NORTHSTAR ELECTRONICS, INC.
                     Consolidated Statements of Operations
             Three Months and Nine Months Ended September 30, 2009
                                   Unaudited
                                  U.S. Dollars

                                              THREE  MONTHS             NINE MONTHS

                                           2009           2008         2009       2008


Sales                                 $1,531,612       $875,049   $615,378   $2,257,445
                                     ----------------------------------------------------

Cost of goods sold                     1,150,582        690,449    571,404    1,686,193
                                    -----------------------------------------------------

Gross margin                            381,030         184,600     43,974      571,252
                                      ---------------------------------------------------
Other income (expense)                    6,996           4,972         13        4,972

Recovery of research and development          -         132,006          -       60,758
                                        -----------------------------------------------
                                         189,572        104,745    576,224      520,032
Operating Expenses
Salaries                                 189,322        211,772    566,821      846,881

Management and administration fees        58,107         30,000    151,197       72,650
Professional fees                         13,407         22,926     62,479       49,941
Investor relations                         3,000          2,114     15,500       23,264
Finance fees                              12,854              0     29,284       49,500
Rent                                      36,338         39,570     99,806      102,870
Research and development                       -         26,329          -       40,120
Office                                    20,234          4,942     77,662       54,512
Travel and business development          (10,324)         2,110      4,193       86,175
Interest on debt                         117,697         66,201    285,979      132,359
Heat, light and telephone                 14,770         14,690     31,045       44,901
Amortization                             (21,147)         6,204     10,787       16,574
Transfer agent                               889            491        889        1,092
Bad debts                                 42,434              -     42,434            -
                                         ------------------------------------------------
Total operating expenses                 477,581        437,349  1,378,076    1,520,839
                                         ------------------------------------------------
Net income (loss) for the period       $(288,009)     $(332,604) $(801,852) $(1,000,807)
                                        -------------------------------------------------
Net loss per share                     $   (0.01)     $   (0.01) $  (0.03)  $     (0.03)
                                      ===================================================
Weighted average number of shares
outstanding                           30,462,501     29,094,349 30,432,096   28,615,260
                                      ===================================================



    The accompanying notes are an integral part of the financial statements




NORTHSTAR ELECTRONICS, INC.
Consolidated Statement of Changes in Stockholders' Equity
Nine Months Ended September 30, 2009
Unaudited
U.S. Dollars

		                            Additional       Other
                                            Paid in        Comprehensive    Accumulated   Total Stockholder
                     Shares      Amount     Capital         Income           Deficit         (Deficit)
 -------------------------------------------------------------------------------------------------------------

Balance
December 31,
2008                29,960,370    $2,997    $4,954,639       $88,935    $(8,643,681)        $(3,597,110)

Net loss for
nine months                 -          -            -              -       (801,852)           (801,852)

Currency
translation
adjustment                  -          -            -       (428,822)             -            (428,822)

Issuance of
common stock:
- for debt            903,137         90        83,716             -              -              83,806
- for cash            180,292         18        86,482             -              -              86,500
- for services        165,910         16        14,416             -              -              14,432
 ---------------------------------------------------------------------------------------------------------
Balance
September 30,
2009              31,209,709     $3,121    $5,139,253      $(339,887)   $(9,445,533)        $(4,643,046)
-----------------------------------------------------------------------------------------------------------
Series A shares of preferred stock - subscribed                                                 110,100
                                                                                             ===========
Total stockholders' equity (deficit)                                                        $(4,532,946)
==========================================================================================================

                              See notes to the consolidated financial statements







                          NORTHSTAR ELECTRONICS, INC.
                     Consolidated Statements of Cash Flows
                      Nine Months Ended September 30, 2009
                                   Unaudited
                                  U.S. Dollars

                                                              September 30
                                                         2009              2008
OPERATING ACTIVITIES                                    -------------------------
Net (loss)                                             $(801,852)    $(1,000,807)
Adjustments to reconcile net (loss)
 to net cash used by operating activities:
Amortization                                              10,787         16,224
Issuance of common stock for services                     14,432         78,227
Changes  in  operating  assets  and  liabilities         158,335         654,201
                                                        -------------------------
Net  cash  (used  by)  operating activities             (618,298)       (252,155)
                                                        --------------------------
INVESTING ACTIVITIES
Recovery   (acquisition)of property and equipment         (9,828)        (18,023)
                                                        ---------------------------
Net cash (used by) investing  activities                  (9,828)        (18,023)
                                                        ---------------------------
FINANCING ACTIVITIES
Issuance of common stock for cash - net                  228,806         105,000
Increase of long term debt                                90,409          54,644
Advances from (repayment to) directors                   130,235         267,353
                                                        ----------------------------
Net cash provided by financing activities                449,450         426,997
                                                        ---------------------------
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH            17,471        (133,910)
                                                        ---------------------------
INFLOW (OUTFLOW)OF CASH                                 (161,205)         22,909
Cash, beginning of period                                210,348          34,053
                                                        ---------------------------
CASH, END OF PERIOD                                      $49,143         $56,962
                                                        ===========================

SUPPLEMENTAL INFORMATION
      Interest paid                                     $285,979        $132,359
      Shares issued for services                        $ 14,432        $ 78,227
      Corporate income taxes paid                       $      0        $      0


    The accompanying notes are an integral part of the financial statements




                          NORTHSTAR ELECTRONICS, INC.
                   Notes to Consolidated Financial Statements
                      Nine Months Ended September 30, 2009
                                   Unaudited
                                  U.S. Dollars

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

In the opinion of the Company's management, this consolidated interim financial information reflects all adjustments necessary to present fairly the Company's consolidated financial position at September 30, 2009 and the consolidated results of operations and theconsolidated cash flows for the nine months then ended. For the nine months ended September 30, 2009: 80% of the Company's revenues were generated from a contract with a subsidiary of a major US customer and 20% were generated from a major Canadian customer. The
Company is continually marketing its services for follow on contracts.



The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year. The accompanying consolidated interim financial statements have been prepared assuming the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months to September 30, 2009 the Company incurred a net loss of $801,852 (year to December 31, 2008: $1,740,630) and at September 30, 2009 had a working capital deficiency (an excess of current liabilities over current assets) of $3,231,415 (December 31, 2008:
$2,424,049), including $525,783 of long term debt due within one year (December
31, 2008: $497,170).

Management has undertaken initiatives for the Company to continue as a going concern: for example, the Company continues to negotiate to secure an equity financing in the short term and is in discussions with several possible accredited investors. The Company also expects to increase revenues from product and contract sales. As well, the Company continues to seek manufacturing assembly contracts that will result in increased revenue.
These initiatives are in recognition that the Company to continue as a going concern must generate sufficient cash flow to cover its obligations and expenses. In addition, management believes these initiatives can provide the Company with a solid base for profitable operations, positive cash flows and reasonable growth. Management is unable to predict the results of its initiatives at this time. Should management be unsuccessful in its initiative to finance its operations, the Company's ability to continue as a going concern is not certain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue its operations as a going concern.

2.    SHARE CAPITAL COMMON STOCK During the  nine  months  ended  September 30,
2009 the following shares of common stock were issued:

For services: 165,910 shares fairly valued at $14,432 - the market value of those services

For cash: 180,292 shares fairly valued for cash of $86,500. To settle accounts payable: 903,137 fairly valued at $83,806.

PREFERRED STOCK For cash: 110,100 series A shares of preferred stock for $110,100 (inclusive of 65,000 shares for $58,500 received during the nine months ended September 30, 2009). The preferred shares bear interest at 10% per annum paid semi annually not in advance and are convertible to shares of common stock of the Company after two years from receipt of funds at a 20% discount to the then current market price of the Company's common stock. The preferred shares may be converted after six months and before two years under similar

       terms but with a 15% discount to market. At September 30, 2009 the
Company had received $110,100 for 110,100 preferred shares but had not issued the shares.

3.    LONG TERM DEBT
Balance owing December 31, 2008         $2,014,158
Increase in funding                        152,635
                                         -----------
Balance due September 30, 2009           2,166,793
Less current portion                      (525,783)
                                         ----------
                                        $1,641,010
                                        ============



4.    REVENUE
                                       Nine months 2009       Nine months 2008
Revenue consists of:
NETMIND sales                          $    23,240             $ 174,806
Contract sales                           2,229,233             1,356,806
Government assistance                            0               132,006
Other                                        4,972                 6,996
                                      ----------------------------------------
                                       $ 2,257,445            $1,670,614
                                       =======================================

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

(ii) The Company is contingently liable to repay $1,997,144 in assistance received under the Atlantic Innovation Fund. The assistance is repayable annually at the rate of 5% of gross revenues from sales of products resulting from the Aquacomm research and development project. Gross revenues are to be calculated for the fiscal year immediately preceding the due date of the respective payment. Repayment is to continue until the assistance is repaid in full. At September 30, 2009 the Company has accrued
$52,235 as repayable.


6.    NEW ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial information for the nine month periods ended September 30, 2009 and September 30, 2008 prepared by management and the audited consolidated financial statements for the twelve months ended
December 31, 2008 as presented in the Form 10K as filed.

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

UNDERWATER SONAR PRODUCTS AND TECHNOLOGIES

A) PROJECT X The company completed the design and final manufacture of a custom underwater sonar array for this project for Lockheed Martin Canada during the quarter. The specialized product was delivered for its final testing after which an additional unit will be manufactured under contract as a prototype. Subsequent to that event and review with LMC's customer, manufacturing contracts are anticipated for up to 40 units. This unit production is expected the close of the first half of 2010.


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

DEFENSE CONTRACT MANUFACTURING

The Company has been awaiting further opportunities for submarine console work or Lockheed  Martin  Manassas.  During the quarter it received the opportunity to bid on a contract that  would  likely be awarded in the first quarter, 2010.
It would be for approximately 20 consoles.   A  formal response will be prepared
during the following quarter for upgrading submarine command and control consoles to Lockheed Martin Naval Electronics and Surveillance  Systems,
Manassas, Virginia. Additional cabinet manufacturing is anticipated with these prospective systems.

The Company's wholly owned subsidiary, Northstar Network Ltd., continued work on the Master Purchase Order for the Wing Assembly Upgrade Component for the
P-3 ORION aircraft  from Lockheed Martin Aeronautics totaling US$6,807,191.
This work extends to the year 2012 and the Company is manufacturing components for new production service life extension kits for this Lockheed
Martin Service Life Extension Program. These components will add more than 15,000 flying hours to each aircraft, representing 15 to 20 additional years of service for this critical maritime patrol and reconnaissance resource.

In addition to the P3 Project, work was in full development for the manufacture/assembly of the first prototype Machine Control Console for L3 Communication MAPPS Ltd. for the Canadian Navy Frigate Upgrade program.
Over  60 units will be delivered under this US$2.6M contract.

SYSTEMS INTEGRATION The  Company  is  developing  its approach to securing and
executing large defense contracts  by  bringing  together   affiliate
companies.  The  overall  affiliate capability, which is substantial, is presented to the prime contractors. Marketing efforts  continue  in  this  area
to  broaden   our  exposure  for  manufacturing opportunities.

The  aforementioned  P3  ORION Master Purchase Order  and  the  L3
Communications contract are examples of how  Systems Integration works for us.
In these projects, six subcontractors carry out various tasks, with Northstar bringing all the component parts together for engineering, testing, quality control and delivery to the customer.

RESULTS OF OPERATIONS

Comparison of the three and nine months ended September 30, 2009 with the three and nine months ended September 30, 2008.

Gross revenues from sales, miscellaneous and research and development recovery for the three month period ended September 30, 2009 were $875,049 compared to $615,378 in the comparative prior three month period. Gross revenues from sales, miscellaneous and research and development recovery for the nine month period ended September 30, 2009 were $2,257,445 compared to $1,531,612 in the comparative prior nine month period.

The comparative increase in revenue is the direct result of the  Lockheed Martin
P3 contract and the Lockheed Martin Project X contract. Gross margins increased from $381,030 (25%) in the prior nine month period to $571,252 (21%) in the current nine month period.

The net loss for the three month period ended September 30, 2009 was  $(288,009)
compared  to  a net loss of $(332,604) for the three months ended September  30,
2008.  The loss  resulted  from expenses associated with time-related production
demands on the P3 project.   Over  this  past  quarter, the Company continued to
invest  resources  in seeking out additional and future  contract  manufacturing opportunities and is  confident that the efforts will return positive results to the Company over the ensuing months and years. Salaries were $566,821  for  the nine  months  and $846,881 for the comparative prior period ended September 30,
2008 as the Company  continues  to  reduce  its variable  costs.   During  the
three month period, the company reduced its work force and operating costs for
NETMIND operations.

The Company is actively pursuing contracts for its sonar capabilities in military and anti terrorist applications as well the Company has bid on several contract manufacturing military project applications.

Salaries may increase with new projects anticipated in the aeronautics area, commensurate with corresponding increases in revenues.

Cost recoveries of $nil were down from $132,006 recovered in the comparative prior nine month period. Little R&D work is being undertaken as all efforts are concentrated on large-scale manufacturing contracts and future bid opportunities at this time.

COMPARISON OF FINANCIAL POSITION AT SEPTEMBER 30,2009 WITH DECEMBER 31, 2008

The Company's working capital deficiency increased at September 30, 2009 to $3,231,415 with current liabilities of $4,112,592 which are in excess of current assets of $881,177. At December 31, 2008 the Company had a working capital deficiency of $2,424,049. As production increased on the P3
Project, greater purchasing of materials and sub-contractor costs increases worsened the working capital position which constricted production deliveries as well. An operating line of credit (US$800,000.) for contract manufacturing was undertaken during the quarter and subsequently put in place subsequent to the quarter end.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has increased its shareholders' deficit as a result of its efforts to increase its business activity and customer base. Cash outflow from operations for the nine months ended September 30, 2009 was $(618,298) compared to a cash outflow of $(252,155) in the comparative prior nine month period.
During the nine months ended September 30,  2009  the  Company  received
$86,500 from equity funding and received $90,409 long term debt leaving cash on hand at September 30, 2009 of $49,143 compared to cash on hand of $210,348 at December 31, 2008. Until the Company receives revenues from new contracts and/or increases its product sales revenue, it will be dependent upon equity and loan financings to compensate for the outflow of cash anticipated from operations.

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

ITEM 3. CONTROLS AND PROCEDURES


(a) Evaluation of disclosure controls and procedures- Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules
13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the date of this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer has concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

(b) Changes in internal controls- There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their most recent evaluation.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
No change since previous filing.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Options Granted                   Date     Exercise Price  Expiry Date
Nil
Warrants Issued
During the three month period ended September 30, 2009 the Company issued nil share purchase warrants.

Common Stock Issued             Date                   Consideration
---------------------------------------------------------------------------
80,000                    January, 2009         services valued at $6,000
155,833                   February, 2009        services valued at $18,500
22,077                    February, 2009        cash of $1,500
62,500                    March, 2009           cash of $5,000
54,048                    April, 2009           cash of $55,000
115,910                   May, 2009             services valued at $10,432
675,304                   August, 2009          services valued at $60,306
41,667                    August, 2009          cash of $3,750
40,000                    September, 2009       services valued at $3,000

Preferred Stock Subscribed 23,610 series A shares, for cash of $21,250, convertible to shares of common stock - proceeds were used in working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. No change since previous filing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. No change since previous filing.


ITEM 5. OTHER INFORMATION. No change since previous filing

ITEM 6. EXHIBITS No change since previous filing.

SIGNATURES In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 16, 2009     Northstar Electronics, Inc.
                     (Registrant)

                 By: /s/ Wilson Russell
                 -------------------------
                 Wilson Russell, PhD, President and Chief Financial Officer

