Form 10-Q/A
period 2009-09-30
NORTHSTAR ELECTRONICS INC
filed 2009-11-24
CIK 1082027

U.S. SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549
                                         FORM 10-Q/A
                             (Amendment No.1 to Form 10-Q)

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
                                                          ================================

                 See notes to the consolidated financial statements


                          NORTHSTAR ELECTRONICS, INC.
                     Consolidated Statements of Operations
             Three Months and Nine Months Ended September 30, 2009
                                   Unaudited
                                  U.S. Dollars


                                              THREE  MONTHS             NINE MONTHS

                                           2009           2008         2009       2008


Sales                                   $875,049       $615,378  $2,257,445  $1,531,612
                                     ----------------------------------------------------

Cost of goods sold                       690,449        571,404   1,686,193   1,150,582
                                    -----------------------------------------------------

Gross margin                             184,600         43,974     571,252     381,030
                                      ---------------------------------------------------
Other income (expense)                     4,972             13       4,972       6,996

Recovery of research and development           -         60,758           -     132,006
                                        -----------------------------------------------
                                     189,572        104,745    576,224      520,032
Operating Expenses
Salaries                                 189,322        211,772    566,821      846,881

Management and administration fees        58,107         30,000    151,197       72,650
Professional fees                         13,407         22,926     62,479       49,941
Investor relations                         3,000          2,114     15,500       23,264
Finance fees                              12,854              0     29,284       49,500
Rent                                      36,338         39,570     99,806      102,870
Research and development                       -         26,329          -       40,120
Office                                    20,234          4,942     77,662       54,512
Travel and business development          (10,324)         2,110      4,193       86,175
Interest on debt                         117,697         66,201    285,979      132,359
Heat, light and telephone                 14,770         14,690     31,045       44,901
Amortization                             (21,147)         6,204     10,787       16,574
Transfer agent                               889            491        889        1,092
Bad debts                                 42,434              -     42,434            -
                                         ------------------------------------------------
Total operating expenses                 477,581        437,349  1,378,076    1,520,839
                                         ------------------------------------------------
Net income (loss) for the period       $(288,009)     $(332,604) $(801,852) $(1,000,807)
                                        -------------------------------------------------
Net loss per share                     $   (0.01)     $   (0.01) $   (0.03) $     (0.03)
                                      ===================================================
Weighted average number of shares
outstanding                           30,462,501     29,094,349 30,432,096   28,615,260
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. No change since previous filing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. No change since previous filing.


ITEM 5. OTHER INFORMATION. No change since previous filing


ITEM 6. EXHIBITS:

Exhibit No.   Description
------------------------------------
31.1          AMENDED CERTIFICATION-SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1          AMENDED CERTIFICATION-SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



                                  SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 24, 2009     Northstar Electronics, Inc.
                     (Registrant)

                 By: /s/ Wilson Russell
                 -------------------------
                 Wilson Russell, PhD, President and Chief Financial Officer

