Form 10-K
period 2009-12-31
NORTHSTAR ELECTRONICS INC
filed 2010-04-15
CIK 1082027

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009 or
Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No. 333-90031

Northstar Electronics, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0803434 (I.R.S. Employer Identification Number)
Suite#410-409 Grandville Street Vancouver, British Columbia (Address of principal executive offices)	V6C 1T2 (Zip Code)
(604) 685-0364 (Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act

None

Securities registered pursuant to section 12(g) of the Act

100,000,000 shares of common stock with a par value of $0.0001 each

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      (1) [x] Yes [  ] No        (2) [x] Yes  [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]   No  [x]

State issuer’s revenues for its most recent fiscal year: $3,913,134

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

March 31, 2010:  $4,000,000 approximately

Aggregate market value of non-voting common equity held by non-affiliates as of

March 31, 2010:  Not Applicable

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Outstanding shares of common stock as of March 31, 2010: 31,939,070

Outstanding shares of preferred stock as of March 31, 2010: 348,000 subscribed for

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one): Yes  [  ]  No  [ X ]

Note Regarding Forward Looking Statements

Except for statements of historical fact, certain information contained herein constitutes ‘forward looking statements’ within the meaning of Section 27A of the securities Act and Section 21E of the Securities Exchange Act. Forward looking statements address our current plans, intentions, beliefs and expectations and are statements of our expected future economic performance. Statements containing terms like ‘will’, ‘believes’, ‘does not believe’, ‘plans’, ‘expects’, ‘intends’, ‘estimates’, ‘anticipates’, ‘may’ and other phrases of similar meaning or the negative or other variations of these words or other comparable words or phrases are considered to imply uncertainty and are forward looking statements.

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

Because we have a net loss from operations of $998,165 for the year ended December 31, 2009 and have accumulated losses of $9,641,847 from inception, we face a risk of insolvency.

While revenues have been increasing, we remain dependent on equity and debt financing to help pay operating costs and to help cover operating losses.  Additionally, business bank financing is being pursued in respect of large-scale contracts.

Although the Company has moved to obtain additional, major sub-contractor customers we are substantially dependent on two customers, at present, to generate future sales.   Our future is uncertain if our relationships with these major customers fail.

The auditor’s report for our December 31, 2009 consolidated financial statements includes an additional paragraph that identifies conditions which raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PART I

Item 1. Description of Business

The business of the Company is primarily that of its wholly owned subsidiary, Northstar Network Ltd. (NNL). NNL carries out defense, aerospace and homeland security contract manufacturing.  Northstar Technical Inc., (NTI), our second subsidiary, is presently under re-structuring assessment due to a downward trend in the commercial fishing industry. NTI had developed, manufactured and sold undersea sonar communications systems in that industry over the past decade. However, much of the new technology developed using advanced communicating techniques did not receive strong market acceptance as the time taken for product development and market introduction was long.  The lack of capital funding was predominantly responsible for this situation.  Under a restructured program NTI intends to seek specialized areas of business in order to find new commercial markets for its technology.

Homeland Security and Military Defense:

The Company expects that design and manufacture of homeland security and anti-terrorism systems will grow to become a major component of Northstar’s business over the next five years as the United States Department of Homeland Security and the United States Navy ramp up efforts to protect ports, on shore high value assets and ships from terrorists.  Northstar Electronics has designed and is capable of manufacturing sonar hardware for homeland security and military defense systems.  These systems are designed to detect and track combat divers and underwater vehicles and are intended to provide early warning to naval ships, harbors and ports.

Research and Development:

In 2009, the Company concentrated on contract manufacturing to gain greater recognition in this area to meet the prospective growth expected in this industry and, consequently, did not expend any efforts on research and development during the year.

CONTRACT MANUFACTURING (CM)

NEI has become a recognized supplier in the aerospace and contract manufacturing industries.  Through its subsidiary, NNL, the Company assembles electronic and mechanical systems under contract to the defense and aerospace industry (called ‘build to print’). Products are built according to designs provided by our customers.   The main customers are currently Lockheed Martin Aerospace and L-3 Communications MAPPS Inc., a Canadian subsidiary of L-3 Communications Inc., for whom Northstar provides production engineering, sourcing and procurement of parts, assembly of parts into systems, testing and shipping.

The Company continues to market its services in this area primarily through a network of contacts in the industry, attendance at trade shows and at conferences and special missions sponsored by the Department of Defense and/or Industry Development.  Northstar has attended defense and aerospace exhibitions in the United States and Canada and has participated in missions to meet prime contractors involved in major defense contracts.  The Company has attracted a variety of major customer prospects in this area for which bids are actively being submitted.

The CM Market

NNL has focused attention on the North American military and civilian markets. The United States and Canada have many programs where our services could be used. This includes programs to manufacture control consoles for submarines and naval surface ships, components for military helicopters and vehicles, and machined parts and specialized assemblies for fixed wing aircraft.

Competition – CM

For control consoles produced for Lockheed Martin, NNL’s competition would be primarily similar sized companies as NNL, in the United States, Canada or abroad. We are not aware, at this time, of any companies in particular that are direct competitors. However, we expect that, dependent upon the economic and political factors influencing major defense contractors such as Lockheed Martin, there will indeed be strong competition for future contracts. NNL’s main competitive advantages are price (our labor and overhead rates are low compared to many other jurisdictions) and quality (we have recognized, proven performance) based on the success of our current work on naval machine control consoles (MCCs) and present aeronautics contracts.

Marketing – CM

With respect to other Lockheed Martin divisions and with other prime contractors, we expect to use our success on the console and aeronautics contracts to showcase our expertise. The benefits of our marketing efforts are contacts made through networking in the industry and attendance at trade shows, conferences and special missions sponsored by the Department of Defense and Department of Business Development/Trade. We continue to attend defense and aerospace exhibitions in Canada and the United States.

Technology Protection – CM

NNL currently owns no proprietary technology requiring protection with respect to its CM activities.

Raw Material Sources and Availability – CM

Materials and parts are available on an as needed basis from a variety of sources in the United States and Canada.

Dependence on One or a Few Major Customers – CM

NNL currently depends to a great extent on Lockheed Martin Aeronautics and L-3 Communications MAPPS for its contracts. Lockheed Martin is comprised of many semi-autonomous divisions, which have many customers. We are dealing with four divisions, similar to dealing with four independent companies, regarding contract opportunities. We continue to reduce our dependency on a few divisions by contacting other large prime contractors about CM opportunities with them. We expect this activity will result in NNL developing different business in addition to that with Lockheed Martin and L-3 Communications MAPPS in the future.

A solid effort was put forward to broaden CM opportunities.  Several proposals were put forward which resulted in additional Bid Submissions to L-3 Communications MAPPS for Machine Control Consoles for the upgrading of Frigates under a “blanket” contract with Lockheed Martin. Subsequent to the year end, this contract was increased to US3.0M with additional increases anticipated in 2010.

Need for Government Approvals – CM

There are no government approvals applicable to our CM activities, except any required as part of a contract. In that event, the requirement would be passed down from the prime contractor as a part of the statement of work

Effect of Existing or Probable Government Regulations – CM

Commerce between the United States and Canada in the defense and aerospace industry is governed by some general rules and regulations. These typically require a prime contractor, such as Lockheed Martin, to obtain certain United States government clearances before providing NNL with potentially sensitive information. Similarly, a Canadian prime contractor would need Canadian government clearances to give classified information to a United States subcontractor. To date, these clearances have not caused any problems for our CM activities and we do not anticipate any in the foreseeable future.

Research and Development Expenditures – CM

NNL did not incur expenditures in fiscal 2009 on CM research and development activities.

Costs and Effects of Compliance with Environmental Laws – CM

The Company has incurred no costs or adverse effects in its compliance with any environmental laws.

SYSTEM INTEGRATION

NNL carries out multi-faceted contracts that require several subcontractors to perform specialized tasks.  This ability to integrate the work of several components to create one complete system is one of Northstar’s main areas of business – system integration.

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

NNL has carried out several contracts for Lockheed Martin on the development and production of an underwater intruder detection system and is pursuing new contracts in the defense and homeland security areas. NNL is currently contracted on two defense related contracts, one in surface naval vessel upgrades and the other in aeronautics.

EMPLOYEES

As of December 31, 2009 the Company had a total of 17 employees.

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

The Company leases its corporate offices located at: 410 – 409 Granville Street, Vancouver, British Columbia, Canada, V6C 1T2.  Northstar Technical Inc. and Northstar Network Ltd have leased offices and operations facilities at: 1 Duffy Place, St. John’s, Newfoundland, Canada,    A1B 4M6.  Northstar Technical Ltd. reduced its office space with NNL taking over the excess space for its growing contract requirements with L-3 Communications MAPPS.

Item 3. Legal Proceedings

There are no legal filings charged against the Company.

Item 4. Submission of Matters to a Vote of Security Holders

No change since previous filing.  The Company has filed with the SEC an SB-1 registration statement April 20, 2000, an S-8 registration November 2000 and quarterly reports (form 10QSB) for June and September 2000 and for March, June and September 2001, 2002, 2003, 2004, 2005, 2006 and 2007, (form 10Q) for March, June and September 2008  and 2009 and annual reports (form 10KSB) for December 31, 2000, 2001, 2002, 2003, 2004, 2005, 2006, 2007 and form 10K for 2008.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

No change since previous filing.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion, comparison and analysis should be read in conjunction with the Company’s accompanying audited consolidated financial statements for the years ended December 31, 2009 and 2008 and the notes related thereto. The discussion of results, causes and trends should not be construed to infer conclusions that such results, causes or trends necessarily will continue in the future.

DISCUSSION

The following table sets forth for the years indicated items included in the Company’s consolidated statement of operations:

	2009	2008	2007	2006	2005

Total Revenue	$3,913,134	$2,254,657	$1,611,203	$1,460,508	$1,629,594
Cost of Good sold	3,080,792	2,148,539	725,706	614,444	583,870
Discount	-	--	-	116,241	94,066
	3,080,792	2,148,539	725,706	730,685	677,936
Gross Margin	832,342	106,118	885,497	729,823	951,658
Expenses	1,830,507	1,846,748	1,664,315	1,699,109	1,936,426

Net loss	$(998,165)	$(1,740,630)	$(778,818)	$(969,286)	$(984,768)

Net (loss) per Share	$(0.03)	$(0.06)	$(0.03)	$(0.05)	$(0.06)

As a result of its design engineering program expenditures, which directly impact the Company’s losses, Northstar Electronics, Inc. is building an infrastructure to position itself for growth.  In 2009, the Company focused on increasing (83.7%) contract revenues and decreasing (22.4%) operating costs.  Although there was an increase (684.4%) in gross margin to (21.3%), the lack of necessary operating capital caused still higher material/production costs and hence insufficient margins to show a profit for the year.  (During the year, the Company changed its method of accounting for Cost of Goods Sold. As a result, the prior year's comparative figure changed to conform with the current year's presentation). The loss was reduced by $742,464 (42.7%) from 2008, however.  With anticipated equity investment for operations, plans have been made subsequent to the year end to further increase gross margins.

Both the P3/CP140 and Frigate Console projects are well underway with good achievement with deliveries and quality recognition by NEI’s major customers.  These production characteristics further strengthen the opportunities forecasted for existing contract growth and new ones for the future.  In particular is the Lockheed Martin C130J (Super Hercules) program where the procurement and monitoring team involved also handle the P3/CP140 program.

The Company’s total revenues for 2009 were $3,913,134 ($2,254,657 for 2008 and $1,611,203 for 2007). We incurred a net loss from operations of $(998,165) [$(1,740,630) for 2008 and $(778,818) for 2007]. Total revenue for 2009 includes sales of $3,913,134 and $nil in recovery of research and development costs (2008: $2,129,994 in sales and $124,663 in recovery of costs).

NETMIND operations were reduced to servicing customers in 2009.  The Company was unable to finance its operations and attract personnel to manufacture the NETMIND product.  As well, it was found to have complications with its technology operations that caused unreliable function in the marine field.  These issues are being dealt with as NTI is restructured.  Existing customer service levels are being maintained. As well, outstanding financial affairs of the company are being dealt with in a responsible manner.

Defense Sonar Development Contract

During the latter part of the year, the Company completed the first prototype phase of Project X for Lockheed Martin. NTI continues to seek market opportunities for the technology and experience gained with its development.

Contract Manufacturing

NNL remained active pursuing and growing contract manufacturing opportunities during 2009.  The Company improved its industry certification to AS9100, a high aeronautics standard, in order to meet the requirements to bid on projects with Boeing and other major aeronautics companies.  In the fall of 2009 the Company submitted a major bid, for additional P3/CP140 aircraft for ASLEP upgrades, to Lockheed Martin Aeronautics.  Subsequent to the year end, the Company is anticipating confirmation of the contract.

Examples of other developments during 2009 was the preparation for bid opportunities with Boeing’s helicopter (V22 Model) division in Pennsylvania for yet to be determined parts manufacturing; bid submission to Bombardier to manufacture doors for its Model 415 water bomber; and bid submission to Raytheon’s Anschutz division for integrated bridge radar consoles.  Some of these opportunities did not result in contract awards, however the Company has established itself with these new major defense contractors.  Other bid opportunities are expected to come in 2010 and as example, a bid request has subsequently been received from Bombardier for parts manufacturing for their C100 Challenger Series aircraft.

Systems Integration

The Company will pursue contract systems integration business more heavily in 2010.

Description of Existing Contracts:

Marine Naval Consoles  -  L-3  Communications MAPPS Inc.

The contract, awarded in March 2009, is to manufacture 66 Standard Marine Consoles and 60 Local Operating Panels as part of its Integrated Platform Management System (IPMS) for the Halifax Class naval frigates of the Canadian Navy.  Subsequent to the year end, an increase was made in the contract to build consoles for land-based trainers.  The land-based simulators will form part of the land based training equipment that will be utilized to train navy staff in the proper operation of the (IPMS) Consoles.

Wing Box Assemblies for P/CP140 ASLEP Program - Lockheed Martin Aeronautics Inc.

The present contract covers 48 aircraft and extends to the year 2011. The Company manufactures components for new production, service life extension kits for the Lockheed Martin ASLEP Program for the P-3 Orion aircraft. These components will add more than 15,000 flying hours to each aircraft, representing 15 to 20 additional years of service for this critical maritime patrol and reconnaissance aircraft.

Results of Operations

Gross margins increased to 21.3% for 2009 compared with 4.7% for 2008 (55% for 2007, 51% for 2006 and 58% for 2005). The margin decline for 2008 was directly related to the increase in contract work on the P3 program. A significant cause of any fluctuation in the gross margin percentages would be due to changes in the revenue mix where the Company is now generating greater revenues with significantly more direct costs attached.

In 2009, the Company did not spend funds on design engineering and prototype development related to the development of engineering systems ($295,302 in 2008, $234,019 in 2007, $389,222 in 2006 and $816,622 in 2005).

The Company received contract and sales revenues of $3,913,134 in 2009 (2008: $1,899,061, 2007: $664,110, 2006: $577,237, 2005: $492,810) and government incentive research and development recoveries of $nil included in revenues (2008: $124,663, 2007: $153,286, 2006: $311,698, 2005: $671,720).

The direct result of managing operating expenses (22.4% reduction from 2008) helped reduce the loss for the year.  Gross margin increase is necessary along with increased sales to enable profitability.  The loss for the year was reduced by 42.7% over 2008.  Part of the support of this reduction was the use of a contract line of credit (loc) which facilitated improved production throughput.  The loc was available only for the last quarter, 2009 and is anticipated to further improve our bottom line in 2010.  The Company incurred a loss of $(998,165) for 2009 compared to losses of $(1,740,630) for 2008, $(778,818) for 2007, $(969,286) for 2006 and $(984,768) for 2005.

The Company expects that design and manufacture of defense systems will continue to be the major component of its business over the next five years.

Liquidity and Capital Resources

The Company used cash in operations of $(467,412) in 2009 compared to cash used by operations of $(806,715) in 2008, $(773,520) in 2007, $(607,410) in 2006, and $(311,237) in 2005.  In 2009 the Company raised equity financing of $287,500 compared to $144,088 equity funding during 2008 and $134,250 equity funding during 2007 and $304,325 equity funding during 2006. The net cash was used to fund operations.

The Company’s working capital and capital requirements will depend on many factors, including the ability of the Company to increase contract manufacturing sales n order to generate sufficient funds to cover the current level of operating expenses. During the most recent fiscal year the Company increased its long-term debt by $33,900 (2008 - 211,979, 2007 - $747,902). The Company is negotiating to secure an equity financing in the short term.

The availability of sufficient future funds will depend to an extent on obtaining manufacturing contracts on a timely basis. Accordingly, the Company may be required to issue securities to finance any project start-up and working capital requirements for new contracts and general business expansion. There can be no assurance whether or not such future financings will be available or on satisfactory terms.

During the last quarter 2009, NTI’s long term ACOA loans were in default.  As the sister subsidiary, NNL also has extensive loans with ACOA and, subsequent to the year end, all outstanding loans with both subsidiaries are being revised to reflect an overall reduced monthly payment for the near term, and increasing in the long term.  These loan term alterations are anticipated to be in place before summer, 2010.

Working Capital and Operations

In March 2009 the Company received a contract from L-3 Communications MAPPS Inc., a subsidiary company of L-3 Communications Inc., for US$2.05M for the engineering design and assembly of Machine Control Consoles (MCCs) for the Halifax Class, Canadian Naval Frigate Upgrade Program.  Subsequent to the year end, the Company received a contract upgrade increasing the total contract value to US$3.0M.  L-3 Communications MAPPS Inc. is NNL’s second defense contractor customer. During the last quarter 2009, the Company also refined its bid to Lockheed Martin Aeronautics for additional P3/CP130 shipsets.  It is anticipated the additional aircraft contract will be received in the spring, 2010 (see comments under ‘Contract Manufacturing’).

In October, 2009 the Company secured a contract related Line of Credit for US$800,000 (subsequent to the year end increased by US$300,000) for in-process, contract production funding.  The LOC is potentially expandable for most manufacturing contracts the Company may undertake.

Over the next six months the Company expects to require approximately US$750,000 to cover production costs associated with new contracts and an additional $650,000 for working capital in the subsequent six months.  The Company is attempting to secure financing of up to US$2.5M by way of private placement and is in discussions with several interested parties thereto.

Although the Company raised working capital through equity funding during 2009 and secured a contract-related line of credit, a large amount of equity-based working capital is further required to efficiently carry out existing and expected contracts.  We believe that with sufficient working capital, the Company’s revenues and backlog of work can grow in 2010 with the prospect of an improved bottom line.

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

Item 7. Financial Statements

NORTHSTAR ELECTRONICS, INC.

Index to Consolidated Financial Statements December 31, 2009 and 2008 (U.S. Dollars)

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Northstar Electronics Inc.

We have audited the consolidated balance sheets of Northstar Electronics Inc. (the “Company”) as of December 31, 2009 and 2008 and the consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows for the years then ended.  The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB) in the United States of America.  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2009 and 2008 and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

/s/MEYERS NORRIS PENNY LLP

Vancouver, Canada

CHARTERED ACCOUNTANTS & BUSINESS ADVISORS

2300 – 1055 DUNSMUIR STREET  VANCOUVER, BC  V7X 1J1

PH. (604) 685-8408  FAX (604) 685-8594   www.mnp.ca’

NORTHSTAR ELECTRONICS, INC.

Consolidated Balance Sheets

December 31

(US Dollars)	2009	2008

Assets

Current
Cash and cash equivalents	$108,486	$210,348
Accounts receivable (note 5)	208,973	347,798
Investment tax credits receivable	-	33,317
Inventory (note 2d)	132,367	85,732
Prepaid expenses	44,156	48,037

	493,982	725,232
Deferred contract costs (note 6)	193,464	330,223
Intangible asset (note 8)	14,333	16,332
Equipment (note 8)	57,835	48,972

	$759,614	$1,120,759

Liabilities

Current
Accounts payable and accrued liabilities	$1,623,875	$1,453,259
Loans payable (note 9)	193,161	142,422
Due to Cabot Management Limited (note 10a)	52,078	44,507
Due to Directors (note 10)	1,205,743	952,084
Deferred revenue	273,518	59,839
Current portion of long-term debt (note 11)	1,339,568	497,170

	4,687,943	3,149,281
Long-term debt (note 11)	708,490	1,516,988

	5,396,433	4,666,269

Stockholders’ Deficit

Common Stock (note 14 & 16)
Authorized:
100,000,000 Common shares with a par value of $0.0001 each
20,000,000 Preferred shares with a par value of $0.0001 each
Issued and outstanding:
31,939,070 Common shares (29,960,370 - 2008)	3,194	2,997
348,000 Preferred series A shares (68,800 – 2008)	285,600	51,600
Additional Paid-in Capital	5,174,173	4,954,639
Accumulated Other Comprehensive Income (Loss)	(457,939)	88,935
Accumulated Deficit	(9,641,847)	(8,643,681)
	$759,614	$1,120,759

See notes to consolidated financial statements

Nature of operations and going concern (note 1)

Contingent liabilities (note 12)

Commitment (note 13)

NORTHSTAR ELECTRONICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

Years Ended December 31

(US Dollars)

	2009	2008	2007

Revenues	$3,913,134	$2,247,067	$1,599,862
Cost of Goods Sold	3,080,792	2,148,539	767,776

Gross Margin	832,342	98,528	832,086

Expenses
Salaries, wages and benefits	383,848	341,051	496,154
Research and development	-	295,302	234,019
Travel, marketing and business development	32,316	141,883	102,449
Management fees	175,727	150,000	150,000
Consulting	98,731	102,150	182,619
Rent	139,779	131,147	108,204
Professional fees	108,882	115,163	124,066
Office and miscellaneous	146,025	108,361	73,573
Bad debts	15,596	154,717	-
Interest and bank charges	165,792	160,161	113,921
Interest on long-term debt	108,367	60,211	-
Telephone and utilities	37,323	65,057	38,234
Loss on disposal of assets	1,839	-	-
Foreign exchange loss (gain)	396,781	(7,590)	(11,341)
Depreciation	15,102	16,859	20,635
Amortization of intangible asset	4,399	4,686	4,652

	1,830,507	1,839,158	1,610,904

Net comprehensive loss for the year	$(998,165)	$(1,740,630)	$(778,818)

Loss Per Share (Basic and Diluted)	$ (0.03)	$ (0.06)	$ (0.04)

Weighted Average Number of Common
Shares Outstanding (Basic and Diluted)	31,140,586	29,258,765	18,825,097

See notes to consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Statements of Changes in Stockholders’ Deficit

Years Ended December 31

(US Dollars)

	Number of Shares	Par Value	Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
Balance December 31, 2006		$2,252	$ 4,365,236	$(183,349)	$(6,124,233)	$(1,940,094)
Other comprehensive loss	-	-	-	(276,938)	-	(276,938)
Issuance of common stock:
For services	2,471,283	247	216,524	-	-	216,771
For cash	2,000,000	200	149,800	-	-	150,000
For debt settlement	666,666	67	49,933	-	-	50,000
Share issuance costs	-	-	(15,750)	-	-	(15,750)
Net loss	-	-	-	-	(778,818)	(778,818)

Balance December 31, 2007	27,657,081	2,766	4,765,743	(460,287)	(6,903,051)	(2,594,829)
Other comprehensive income	-	-	-	549,222	-	549,222
Issuance of common stock:
For services	1,017,195	102	96,625	-	-	96,727
For cash	1,286,094	129	92,271	-	-	92,400
Net loss	-	-	-	-	(1,740,630)	(1,740,630)

Balance December 31, 2008	29,960,370	2,997	4,954,639	88,935	(8,643,681)	(3,597,110)
Other comprehensive loss	-	-	-	(546,874)	-	(546,874)
Issuance of common stock:
For services	1,346,547	134	119,622	-	-	119,756
For cash	632,153	63	53,437	-	-	53,500
Stock option benefit	-	-	46,475	-	-	46,475
Net loss	-	-	-	-	(998,165)	(998,165)
	31,939,070	3,194	5,174,173	(457,939)	(9,641,846)	(4,922,418)

Series A shares of preferred stock	-	-	-	-	-	285,600

Balance December 31, 2009	31,939,070	$3,194	$5,174,173	$(457,939)	$(9,641,846)	$(4,636,818)

See notes to consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Statements of Cash Flows

Years Ended December 31

(US Dollars)	2009	2008	2007
Operating Activities
Net loss	$(998,165)	$(1,740,630)	$(778,818)
Items not involving cash:
Depreciation	15,102	16,859	15,983
Amortization of intangible assets	4,399	4,686	4,652
Services paid with common stock	119,756	96,640	216,771
Loss on disposal of assets	1,839	-	1,440
Equity based compensation	46,475	-	-
Changes in Non-Cash Working Capital
Accounts receivable	395,839	17,975	(483,620)
Prepaid expenses	7,267	(3,221)	(17,897)
Inventory	(29,514)	(41,109)	194,940
Accounts payable and accrued liabilities	(168,261)	836,253	227,057
Deferred revenue	137,851	5,832	(154,028)
Cash Used in Operating Activities

Investing Activities
Deferred contract costs			(268,770)
Acquisition of equipment	(15,591)	(18,726)	(30,439)
Cash Used in Investing Activities	(15,591)	(18,726)	(299,209)

Financing Activities
Issuance of share capital for cash (net of issue costs)	287,500	144,088	134,250
Loan advances	-	17,645	67,866
Long term financing	-	417,950	747,902
Repayment of debt	(62,893)	-	-
Advances from directors	185,609	455,119	410,842
Cash Provided by Financing Activities	410,216	1,034,802	1,360,860

Effect of Foreign Currency Translation on Cash	(29,075)	(33,066)	(278,378)

Increase (Decrease) in Cash and Cash equivalents	(101,862)	176,295
Cash and Cash Equivalents, Beginning	210,348	34,053	24,300

Cash and Cash Equivalents, Ending	$108,486	$210,348	$34,053

Supplemental Information
Income taxes paid	-	-	-
Interest paid	$14,089	$43,696	$85,272
Common stock issued for debt	$ -	$ -	$50,000

See notes to consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

(US Dollars)

1.            NATURE OF OPERATIONS AND GOING CONCERN

These consolidated financial statements include the accounts of Northstar Electronics, Inc. ("the Company") and its wholly owned subsidiaries, Northstar Technical Inc. ("NTI") and Northstar Network Ltd. ("NNL").  All inter-company balances and transactions are eliminated.  The parent company was incorporated on May 11, 1998 in the state of Delaware.  On January 26, 2000, 100% of the shares of NTI were acquired by NEI for the issuance of 4,901,481 of treasury stock to the former shareholders of NTI.  This transaction was accounted for as a reverse takeover.  Prior to this date, the Company had no operations other than organizational activities.

The Company’s primary operations include the manufacture of defence and aerospace electronic and mechanical systems.  The Company also carries out research and development activities for customers on specific fixed price contract bases.

The Company's business activities are conducted in Canada.  However, the financial statements are prepared in accordance with accounting principles generally accepted in the United States of America with all figures translated into United States dollars for financial reporting purposes.

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to continue as a going-concern and contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As at December 31, 2009, the Company incurred a net loss of $998,165 (2008 - $ 1,740,630) and had a working capital deficiency of $3,487,101 (2008 - $2,424,049), which includes $1,339,568 of long term debt due within one year and $273,518 (2008 - $59,839) in deferred revenue which will be included in revenue in 2010.  The Company is in default on one of its loans in the amount of $128,122 (note 10).

Management has undertaken initiatives for the Company to continue as a going-concern.  For example, the Company is negotiating to secure an equity financing in the short-term and is in discussions with several investors.  The Company also expects to increase contract manufacturing revenues in 2010.  The Company has tendered proposals and price quotations on Submarine Command & Control Console production contract along with other military contracts.  These initiatives are in recognition that for the Company to continue as a going-concern it must generate sufficient cash flows to meet its obligations and expenses.  In addition, management believes these initiatives can provide the Company with a solid base for profitable operations, positive cash flows and reasonable growth.  Management is unable to predict the results of its initiatives at this time.  Should management be unsuccessful in its initiative to finance its operations, the Company’s ability to continue as a going-concern will remain uncertain.

2.           SIGNIFICANT ACCOUNTING POLICIES

a.

Revenue recognition

For sales under certain long-term contracts, the Company uses the out-put percentage of completion method to recognize revenue.  Actual sales and cost values for units being delivered are used as the basis for recording revenue and its associated margin.  Under this method, revenue is recognized when title to products is transferred to the customer.

For sales under other certain long-term contracts, the Company uses the input-basis percentage of completion method to recognize revenue.  Under this method, revenue is recognized based on the ratio of cost incurred to date to the total estimated costs at the completion of the contract.

b.

Cash and Cash Equivalents

Cash and cash equivalents consist of commercial accounts, trust accounts and interest-bearing bank deposit. Items are considered to be cash equivalents if the original maturity is three months or less.

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

c.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist primarily of amounts due to the Company resulting from normal business activities.  The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable.  The allowance is based on our assessment of know delinquent accounts.  Accounts written off against the allowance account when they are determined to be no longer collectible.

d.

Inventory

Inventories consist of raw material and are stated at the lower of cost and net realizable value, with cost being determined on a first-in, first-out (FIFO) basis.

e.

Research and development

Research and development costs are expensed to operations as incurred.

f.

Deferred contract costs

The Company accounts for contract costs incurred prior to commencement of production under long term contracts in accordance with FASB Accounting Standards Codification Topic ASC 340, Other Assets and Deferred Costs.  Costs on long-term contracts and programs in progress represent recoverable costs incurred for production or contract-specific facilities and equipment, allocable operating overhead, advances to suppliers and general and administrative expenses, whose recovery from future contract revenue is probable.  Deferred contract costs are recognized into income on a pro-rata basis in accordance with the sales incurred to date as a percentage of expected sales.

g.

Investment tax credits

Investment tax credit refunds arising from the incurrence of qualifying research and development expenditures are not recognized until the applicable project is approved as a qualifying research and development project by Canada Revenue Agency. The refunds are recorded as a reduction of the applicable research and development expense.

h.

Equipment

Equipment is recorded at cost less any government assistance received, and is amortized over their estimated useful lives using the following annual rates:

Computer equipment

30% declining-balance

Computer software

30% declining-balance

Furniture and equipment

20% declining-balance

Manufacturing equipment

20% declining-balance

Leasehold improvements

20% straight-line

i.

Intangible assets

Intangible assets represent the costs of acquiring the design rights and tolling for a significant component of its Netmind system.  These assets are recorded at cost and amortized on a straight-line basis over 10 years, which approximates the estimated life.

j.

Long-lived assets

The Company accounts for long-lived assets in accordance with the provisions of ASC 350 (formerly SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets).  The statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or change in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measure by a comparison of the carrying amount of an asset to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

k.

Government assistance

The Company’s subsidiaries have been awarded research and development assistance under certain Government of Canada assistance programs.  Amounts received or receivable under these programs are recorded as revenue at the time the amounts are approved for payment by the government agency.  Advances for expenses which the Company has yet to incur are also included in deferred revenue (2009 - $321,341: 2008 - $59,839: 2007 - $63,853).

l.

Foreign currency translation

The Company's operations and activities are conducted principally in Canada.  Hence the Canadian dollar is the functional currency.  Amounts incurred in U.S. dollars are translated into the functional currency as follows:

(i)

Monetary assets and liabilities at the rate of exchange in effect as at the balance sheet date;

(ii)

Non-monetary assets and liabilities at the exchange rates prevailing at the time of the acquisition of the assets or assumption of the liabilities; and

(iii)

Revenues and expenditures at rates approximating the average rate of exchange for the year.

For reporting purposes, assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment are translated to U.S. dollars at year end exchange rates.  Profit and loss accounts are translated at the average rates for the year.  Translation adjustments are recorded as other comprehensive income (loss) and accumulated other comprehensive loss within stockholders’ equity.

m.

Other comprehensive income (loss)

The Company has other comprehensive income (loss) arising from foreign currency translation of the subsidiary companies’ financial statements from the functional currency to the reporting currency.  Accordingly, pursuant to ASC 220, “Reporting Comprehensive Income,” other comprehensive income (loss) is shown as a separate non cash component of stockholders' equity (deficit).

n.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant areas requiring the use of management estimates relate to deferred contract costs, revenue recognition, the determination of the impairment of long-lived assets, the estimation of useful lives, rates and methods for amortization, inventory valuation and realization, recognition of bad debt allowances, the calculation of stock based compensation, valuation of deferred tax assets and liabilities, accounts payable and accrued liabilities and deferred revenue.  Management believes the estimates are reasonable, however actual results could differ from those estimates and would impact future results of operations and cash flows.

o.

Income taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  The Company has adopted ASC 740 whereby the Company is required to compute tax asset benefits for net operating losses carried forward.  Potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years.  Accordingly any potential benefits of income tax losses are offset by a valuation allowance.

The Company will periodically assess its tax filing exposures related to periods that are open to examination. Based on the latest available information, we evaluate tax positions to determine whether the position will more likely than not be sustained upon examination by the Internal Revenue Service.  If it is determined that the tax position is more likely than not to be sustained, the Company records the largest amount of benefit that is more likely than not to be realized when the tax position is settled.  If the Company cannot reach that determination, no benefit is recorded.  Interest and penalties related to income taxes are recorded as a component of income tax expense in the financial statements.

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

On January 1, 2007, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the entity’s financial statements in accordance with SFAS No. 109. As of the date of adoption, the Company had no unrecognized income tax benefits, and accordingly, the adoption of FIN 48 did not result in a cumulative effect adjustment to the Company’s retained earnings and the annual effective tax rate was not affected. Should the Company incur interest and penalties relating to tax uncertainties, such amounts would be classified as a component of interest expense and operating expense, respectively.

p.

Net loss per share before comprehensive income

Net loss per share calculations are based on the weighted average number of common shares outstanding during the year.  Diluted loss per share is not shown as the effects of the outstanding stock options and warrants are anti-dilutive.

q.

Shipping and handling costs

Shipping and handling costs are recognized as incurred and included in Cost of Sales in the consolidated statement of operations and comprehensive loss.

r.

Warranties

Provisions for estimated expenses related to product warranties are made at the time products are sold.  These estimates are established using historical information on the nature, frequency, and average cost of warranty claims.

s.

Equity-based compensation

Equity-based compensation is calculated in accordance with ASC 505 and ASC 718 (formerly SFAS 123(R), Share-based Payments).  ASC 505 and ASC 718 requires the cost of all share-based payment transactions to be recognized in an entity’s financial statements,   establishes fair value as the measurement objective, and, requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions.  ASC 505 and ASC 718 applies to all awards granted, modified, repurchased or cancelled after July 1, 2005 and unvested portions of previously issued and outstanding awards.  The Company adopted this statement for its first quarter starting January 1, 2006.  Prior to 2006, the Company adopted the disclosure provisions of ASC 505 and ASC 718 for stock options granted to employees and directors.  The Company disclosed on a supplemental basis, the pro-forma effect of accounting for stock options awarded to employees and directors, as if the fair value based method had been applied, using the Black-Scholes option-pricing model.

t.

Fair value measurements

Effective January 1, 2008 we adopted ASC 820, Fair Value Measurements. ASC 820 provides a definition of fair value, establishes a hierarchy for measuring fair value under generally accepted accounting principles, and requires certain disclosures about fair values used in the financial statements.   ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

u.

Recent accounting pronouncements

In May 2008, the FASB issued ASC 105 (formerly SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. Any effect of applying the provisions of this Statement shall be reported as a change in accounting principle in accordance with ASC 250 (formerly SFAS No. 154, Accounting for Changes and Error Corrections). This standard did not have a significant effect upon our consolidated financial statements.

In October 2008, the FASB issued ASC 820 (formerly FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active). The position statement was effective upon issuance. The statement provides guidance for valuing assets that are no longer in active markets. This standard did not have a significant effect upon our consolidated financial statements.

In April 2009, the FASB issued ASC 825 (formerly FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) a statement of position that will require companies to provide disclosures required by ASC 825 (formerly FASB No. 107, Disclosures about Fair Value of Financial Instruments). The position statement is effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. This standard did not have a significant effect upon our consolidated financial statements.

In April 2009, the FASB issued ASC 320 (formerly FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-than-Temporary Impairments) which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This statement does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The position statement is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. This standard did not have a significant effect upon our consolidated financial statements.

In April 2009, the FASB issued ASC 820 (formerly FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly). ASC 820 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This ASC also includes guidance on identifying circumstances that indicate a transaction is not orderly. ASC 820 becomes effective for interim and annual reporting periods after June 15, 2009 and shall be applied prospectively. This standard did not have a significant effect upon our consolidated financial statements.

In May 2009, the FASB issued ASC 855 (formerly SFAS 165, Subsequent Events) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. In particular, the standard addresses: the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The statement is effective for interim and annual reporting periods ending after June 15, 2009. This standard did not have a significant effect upon our consolidated financial statements.

In June 2009, the FASB issued ASC 105 (formerly SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB SFAS No. 162) which would make the FASB Accounting Standards Codification (ASC) the single source of authoritative accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the SEC and its staff. The ASC does not change GAAP; instead, it introduces a new structure that is organized into user-friendly research system. The ASC reorganizes thousands of GAAP pronouncements into approximately 90 accounting topics using a consistent structure.

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

The statement is effective for interim and annual reporting periods ending after September 15, 2009. This standard did not have a significant effect upon our consolidated financial statements.

In August 2009, the FASB issued update 2009-05, ASC 820, Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value which provides additional guidance clarifying the measurement of financial liabilities at fair value. This standard is effective after issuance and did not have a significant effect upon our consolidated financial statements.

In October 2009, the FASB issued update 2009-13, ASC 605, Revenue Recognition: Multiple –Deliverable Revenue Arrangements-a consensus of the FASB Emerging Issues Task Force. The revised guidance provides for two significant changes to existing multiple element arrangement guidance. The first relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This change is significant as it will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identifiable deliverables. These changes are likely to result in earlier recognition of revenue for multiple-element arrangements than under previous guidance. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We have not yet determined the effect of this standard upon our consolidated financial statements.

In October 2009, the FASB issued update 2009-14, ASC 985, Software: Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force. This updated guidance is expected to significantly affect how entities account for revenue arrangements that contain both hardware and software elements. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We have not yet determined the effect of this standard upon our consolidated financial statements.

The implementation of these new standards is not expected to have a material effect on the Company’s financial statements.

3.

 FINANCIAL INSTRUMENTS

Fair values

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and loans payable and amount due to Cabot Management approximate their fair values because of the short maturity of these financial instruments. The fair value of the Company’s long-term debt approximates fair value as the loans bears market rates of interest.

Interest rate risk

The Company is not exposed to significant interest rate risk due to the fixed rates of interest on its monetary assets and liabilities.

Credit risk

The Company is exposed to credit risk with respect to its accounts receivable.  The Company follows a program of credit evaluations of customers and limits the amount of credit extended when deemed necessary.  The Company maintains provisions for potential credit losses and any such losses to date have been within management’s expectations.

Currency risk

The Company is subject to currency risk as certain of the assets and liabilities are denominated in Canadian currencies.  The exchange rate may vary from time to time.

4.

ECONOMIC DEPENDENCE

During 2009, two customers accounted for 99% of the Company's revenue (2008 - 84%).

5.

ACCOUNTS RECEIVABLE

During 2009, two customers accounted for 99% of the Company's accounts receivable (2008 - 88%).

The Company has assigned the rights of certain trade receivables in the amount of $455,273 to Maple Trade Finance Inc. who advanced funds to the Company in exchange for the receivables.  The company is being charged annual interest of 4%, plus administrative fees on the uncollected balance of the receivables transferred.

	2009	2008
Trade Receivable	$208,973	$499,623
Allowance for doubtful accounts	-	(151,825)
	$208,973	$347,798

The Company provides an allowance for doubtful accounts when management estimates collectability is uncertain.  Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection.  In making the determination of the appropriate allowance amount, the Company considers current economic and industry conditions, relationships with each customer, overall customer credit-worthiness and historical experience. Once an account is determined to be uncollectible it is written off as a bad debt.

6.   DEFERRED CONTRACT COSTS

2009		Accumulated
	Cost	Amortization	Net

	$415,143	$221,679	$193,464
2008		Accumulated
	Cost	Amortization	Net

	$415,143	$84,920	$330,223

7.   EQUIPMENT

2009		Accumulated
	Cost	Amortization	Net

Manufacturing equipment	$25,749	$11,887	$13,862
Furniture and equipment	61,115	43,267	17,848
Computer equipment	51,527	35,287	16,240
Computer software	22,213	16,778	5,435
Leasehold improvements	17,506	13,056	4,450
	$178,110	$120,275	$57,835

Equipment (Continued):

2008		Accumulated
	Cost	Amortization	Net

Manufacturing equipment	$43,540	$32,905	$10,635
Furniture and equipment	49,820	33,465	16,355
Computer equipment	60,394	47,921	12,473
Computer software	10,012	503	9,509
Leasehold improvements	12,618	12,618	-
	$176,384	$127,412	$48,972

Intangible asset

The Company acquired the design rights and tooling for a significant component of its Netmind system at a cost of $37,285 amortized to $14,333 (2008 - $16,332).  The asset is tested for impairment annually.  The Company recorded amortization of $4,778 during the year ended December 31, 2009 (2008 - $8,451).

8.

      LOANS PAYABLE

	2009	2008
Demand loans	$37,131	$35,620
10% term loans	83,576	60,833
Repayable government assistance	53,437	45,969
Interest payable	19,017	-
	$193,161	$142,422

The demand loans are unsecured, non-interest bearing with no fixed terms of repayment.

9.

RELATED PARTY TRANSACTIONS

a.

The amount due to Cabot Management Limited, an associated private company related by a common shareholder and director, bears no interest and has no set terms of repayment.

b.

Included in amounts due to directors is a loan of $113,373 which bears interest at 5% per month to December 31, 2009, 3% per month for 2010 and 2% per month for 2011.  Interest accrued in 2009 $60,863 (2008 - $41,298).

c.

Included in long-term debt is a loan of $213,373, which bears interest at 5% per month and is due on demand.  Interest accrued in 2009 is $107,609 (2008 - $38,640) (note 9a).

d.

The amounts due to directors have no specific terms of repayment and are subordinated to amounts due to ACOA (note 10).

e.

During the year the Company was charged $nil (2008 - $56,023) for technical consulting by a company controlled by a director.  Of these fees, $99,367 is included in amounts due to directors at December 31, 2009 (2008 - $99,327) and may be settled by the commitment to issue shares of common stock.

f.

As at December 31, 2009 a total of 715,000 common stock options expired and 3,250,000 were granted during the year, leaving  4,491,500 issued and outstanding to directors, officers and employees (2008 - 1,956,500).

g.

The Company accrued management fees payable of $175,727 in total to two directors of the Company for their services as officers of the Company (2008 - $150,0000)

The above transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

10.

LONG-TERM DEBT

	2009	2008

a. Short term loan due Terra Nova of Cdn $223,955 (2008 - Cdn $251,590 ). Repayable with interest at 5% monthly calculated daily for the term. Terra Nova is controlled by the spouse of an officer of a subsidiary company (note 8c).	$213,988	$205,448
b. Atlantic Canada Opportunities Agency (“ACOA”)
Interest-free unsecured loan repayable in monthly payments of Cdn $41,667 commencing March 2009 (Cdn $365,000; 2008 – Cdn $405,774)	348,758	331,356
Interest-free unsecured loan repayable in monthly payments of Cdn $5,938 commencing April 2005 (Cdn $345,075; 2008 – Cdn $441,675)	329,719	360,672
Interest-free unsecured loan to a maximum of Cdn $329,375 repayable in monthly payments of Cdn $5,490 commencing July 2007 (Cdn $252,266; 2008 – Cdn $318,141)	241,040	259,794
Interest-free unsecured loan repayable in monthly payments of Cdn $6,469 commencing August 2007 (Cdn $500,852; 2008 – Cdn $500,000)	478,565	408,300
Interest-free unsecured loan repayable in monthly payments of Cdn $1,712 commencing July 2007 (Cdn $151,516; 2008 – Cdn $193,324)	144,774	157,868
Interest-free unsecured loan, monthly principal repayments of Cdn $2,621 (Cdn $170,625; 2008 – Cdn $170,625)	163,032	139,332
9% loan with monthly blended repayments of Cdn $6,360 (Cdn $134,152; 2008 – Cdn $185,388) The Company is delinquent for the Sept, Oct, Nov and Dec payments totaling $25,440.	128,182	151,388

	2,048,058	2,014,158
Less: Current portion	1,339,568	497,170

Long term debt	$708,490	$1,516,988

Principal repayment terms are approximately as follows:

2010	$1,339,568
2011	231,205
2012	201,418
2013	112,834
2014	163,032

11.

CONTINGENT LIABILITIES

a.

The Company is a defendant in a lawsuit which commenced in 1999 by the Company’s former master distributor.  The former distributor has alleged that the Company has interfered with the ability of the former distributor to sell products.  The Company has filed a counter claim for monies owing to the Company by the former distributor.  It is management’s evaluation that the claim against the Company will not be successful.

b.

The Company is contingently liable to repay $1,885,476 in assistance received under the Atlantic Innovation Fund. The assistance is repayable annually at the rate of 5% of gross revenues from sales of products resulting from the Aquacomm research and development project. Gross revenues are to be calculated for the fiscal year immediately preceding the due date of the respective payment. Repayment is to continue until the assistance is repaid in full. To December 31, 2009: $53,437 has accrued as payable but remains unpaid (2008: $45,969 was unpaid)

12.

COMMITMENT

The Company is committed to minimum lease payments for property and premises aggregating $289,593 over the term of leases expiring 2014.  Minimum annual lease payments over the next five years are approximately as follows:

2010	$70,921
2011	$70,921
2012	$70,921
2013	$70,921
2014	$5,910

13.

   STOCK OPTIONS

For purposes of calculating the compensation cost consistent with ASC 505 and ASC 718, the fair value is estimated on the date of grant using the binomial method.  Volatility is based on an average of the implied volatility in the open market and the annualized volatility of the Company’s stock history.  The following table shows the weighted-average assumptions used for grants of stock options as well as the fair value of the grants based on those assumptions:

	2009	2008
Expected dividend yield	-	-
Forfeiture rate	-	-
Volatility	30.00%	-
Risk free interest rate	2.70%	-
Expected average life	2.5 year	-
Fair Value of options granted	$46,475	-

The forfeiture rate is based on the historical annualized forfeiture rate, which is consistent with prior years.  This rate includes only pre-vesting forfeitures.  Volatility is based on an average of the implied volatility in the open market and the annualized volatility of the Company’s stock price over the entire stock history.  The risk free interest rate used is the implied yield currently available from the Canadian Treasury zero-coupon yield curve over the contractual term of the options.  The expected weighted-average life is based on historical exercise behaviour, which the average life of the options that have already been exercised or cancelled with the exercise life of all unexercised options.  The exercise life of unexercised options assumes that the option will be exercised at the midpoint of the vesting date and the full contractual term.  These assumptions are consistent with the assumptions used in prior years.

Stock Options (Continued):

Stock option activity for the years ended December 31, 2009 and 2008 are as follows:

	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price

Balance December 31, 2007	1,979,000	$0.25 - $0.50	$0.38
Granted during the year	-	-	-
Cancelled/Expired	(22,500)	$0.50	$0.50

Balance December 31, 2008	1,956,500	$0.25 - $0.50	$0.35
Granted during the year	3,250,000	$0.25	$0.25
Cancelled/Expired	(715,000)	$0.50	$0.50
Balance December 31, 2009	4,491,500	$0.25 - $0.50	$0.28

As at December 31, 2009 and 2008, all stock options were fully vested and exercisable and expire two years after the grant date.  As at December 31, 2009 and 2008, the outstanding stock options granted to directors, employees and others are as follows:

	Exercise	Number of Shares
Expiry Date	Price	2009	2008

February 12, 2009	$ 0.50	-	590,000
October 12, 2009	$ 0.50	-	5,000
December 31, 2009	$0.50	-	120,000
March 1, 2010	$ 0.50	50,000	50,000
December 15, 2010	$ 0.50	169,000	169,000
October 26, 2011	$0.25	3,250,000	-
October 30, 2011 (note 14)	$ 0.25	750,000	750,000
December 4, 2011	$ 0.50	10,000	10,000
December 19, 2012	$ 0.50	187,500	187,500
May 1, 2013	$ 0.50	25,000	25,000
March 1, 2015	$ 0.50	50,000	50,000

Total outstanding and exercisable		4,491,500	1,956,500
Weighted average outstanding life of options (years)		2.72	2.72

Warrants

	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price

Balance December 31, 2007	3,956,910	$0.15 - $1.25	$0.77
Granted during the year	51,600	$0.25	$0.25
Cancelled/Expired	- -	-	-

Balance December 31, 2008	4,008,510	$0.15 - $1.00	$0.76
Granted during the year	-	-	-
Cancelled/Expired	(400,000)	$0.50 - $1.25	$0.87
Balance December 31, 2009	3,608,510	$0.15 - $1.00	$0.74

As at December 31, 2009 and 2008, the outstanding warrants are as follows:

	Exercise	Number of Shares
Expiry Date	Price	2009	2008

August, 2010	$ 0.50	1,428,570	1,428,570
Open	$ 0.50	389,170	389,170
Open	$0.75	389,170	389,170
May, 2009	$ 0.50	-	100,000
May, 2009	$ 0.75	-	100,000
May, 2009	$1.00	-	100,000
May, 2009	$ 1.25	-	100,000
During 2011	$ 0.15	1,350,000	1,350,000
Open	$ 0.25	51,600	-

Total outstanding and exercisable		3,608,510	4,008,510
Weighted average outstanding life of options (years)		1.5	2.5

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

In 2005, the Company issued 100,000 warrants exercisable at $0.50 per share, 100,000 warrants exercisable at $0.75 per share, 100,000 warrants exercisable at $1.00 per share, and 100,000 warrants exercisable at $1.25 per share.  The warrants expired unexercised in May 2009.

In 2006, the Company issued 2,700,000 half share purchase warrants.  One share purchase warrant is exercisable at $0.15 to acquire one share of common stock.  The warrants expire during 2011.

In 2008, the Company issued 51,600 warrants exercisable at $0.25 per share.

See also note 15.

14.

INCOME TAXES

Income taxes vary from the amount that would be computed by applying the estimated combined statutory income tax rate (34%) for the following reasons:

	2009	2008
(Loss) earnings before income taxes	$ (998,165)	$ (1,740,630)
Income tax rate	34%	34%

Expected income tax expense (recovery) based on above rates	(339,376)	(591,814)
Increase (decrease) due to:
Impact of lower statutory tax rates on foreign subsidiaries	94,826	117,726
Non-deductible expenses	2,133	2,525
Other permanent differences	16,232	128,118
Effect of change in tax rates	17,073	47,893
Effect of expiry of losses	112,209	56,037
Change in valuation allowance	96,904	239,516

Provision for income taxes	$ -	$ -

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company’s deferred tax liability calculated at a 34% tax rate consists of the following:

Accounting value of equipment in excess of tax values	$(9,297)	$(1,673)
Other assets	66,744	55,900
Non-capital losses carried forward	1,514,380	1,420,695
Valuation allowance	(1,571,826)	(1,474,923)
Net deferred tax asset (liability)	-	-

15.INCOME TAXES (continued)

The Company's carried losses for income tax purposes are $5,767,841 (2008 - $5,044,791), which may be carried forward to apply against future income tax, expiring between 2009 and 2028.  The future tax benefit of these loss carry-forwards has been offset with a full valuation allowance.  These losses expire as follows:

2010	324,371
2014	450,281
2015	1,003,103
2026	606,163
2027	710,718
2028	1,531,941
2029	723,050
$5,767,841

As at December 31, 2009 the Company is in arrears filing its statutory income tax returns and the operating losses noted above are based on estimates.  The actual operating losses could differ from these estimates.

At December 31, 2009, the Company had no increase or decrease in unrecognized income tax benefits for the year. There was no accrued interest or penalties relating to tax uncertainties at December 31, 2007. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months.

16.

COMMON STOCK

During the year ended December 31, 2008, the Company issued 1,017,195 common shares with a deemed value of $96,727 to consultants in exchange for services.

During the year ended December 31 2008, the Company issued 1,286,094 common shares for gross proceeds of $92,400  pursuant to a private placement.

During the year ended December 31, 2009, the Company issued 1,346,547 common shares with a deemed value of $119,756 to consultants in exchange for services.

During the year ended December 31 2009, the Company issued 632,153 common shares for gross proceeds of $53,500 pursuant to a private placement

Preferred Shares

During the year ended December 31, 2009, the Company received $285,600 in subscriptions for 348,000 units, consisting of one preferred share and one warrant for the purchase of one common share at $0.25 each. After two years from the date of subscription, each preferred share is convertible into common shares at a 20% discount to the ten day moving average of the Company’s common stock prior to the conversion date. The minimum conversion price is $0.25.

17.

LOSS PER SHARE

The potentially dilutive securities that were excluded from the earnings (loss) per share calculation consist of stock options with an exercise price greater than the average market price of the Common Shares.  4,491,500 shares were potentially dilutive in 2009 (2008 – 1,956,500).

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

PART III

Item 9.Directors, Executive Officers, Promoters and Control Persons

Compliance with Section 16(a) of the Exchange Act

            Name of Director

Age

Office

Wilson Russell, PhD

 64

President and Principal Financial Officer

Terry McLeod                          64                   Director

Harry Davis                              77                   Director

Item 10. Executive compensation

During the year the Company paid or accrued as payable $109,742 (2008 $124,193; 2007 $96,832; 2006 $96,832; 2005 - $131,580; 2004 - $117,030; 2003 - $53,550) to Wilson Russell,

the Company’s President, for his services and paid or accrued as payable to Terry McLeod $65,985 for his services during the year (2008 $56,400; 2007 $56,400).

Item 11. Security Ownership of Certain Beneficial Owners and Management

Class

Name and Address

    Number of Shares

Percentage of Shares*

Common

Wilson Russell

                 4,694,523

          14.70%

560 West 29th Avenue

Vancouver, B.C.

Canada    V5Z 2H7

Common

David Buttle

                     89,399

            0.00%

The Well House, Burkham

Wokington, Berkshire

United Kingdom RG114P5

Common

All officers and directors as a group   4,783,922

          14.70%

 *Based on 31,939,070 shares of common stock issued and outstanding December 31, 2009

Item 12.Certain Relationships and Related Transactions

David Buttle, Director, resigned from the Board of Directors during the year.

Item 13. Exhibits and Reports on Form 8-K

No change in exhibits since previous filing

No Form 8K was filed during the fourth quarter of 2009.

Item 14. Principal Accountants Fees and Services

During 2009, the Company’s auditors and principal accountants received approximately $96,382 in remuneration for audit and related (quarterly review) services. No other services were provided to the Company by its auditors and principal accountants.

During 2008, the Company’s auditors received approximately $44,900 in remuneration for audit and related (quarterly review) services. No other services were provided to the Company by its auditors and principal accountants.

During 2007, the Company’s auditors received approximately $52,300 in remuneration for audit and related (quarterly review) services. No other services were provided to the Company by its auditors and principal accountants.

During 2006, the Company’s auditors received approximately $52,300 in remuneration for audit and related (quarterly review) services. No other services were provided to the Company by its auditors and principal accountants.

During 2005, the Company’s auditors received approximately $37,500 in remuneration for audit and related (quarterly review) services. At December 31, 2005, the Company accrued an additional $32,379 in fees payable to those same auditors towards the 2005 audit fees. No other services were provided to the Company by its auditors and principal accountants.

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

/s/Wilson Russell, PhD

President, Principal Financial Officer

Date: March 30, 2010