Form 10-K/A
period 2009-12-31
NORTHSTAR ELECTRONICS INC
filed 2010-04-16
CIK 1082027

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1 of Form 10-K)

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

DISCUSSION

The following table sets forth for the years indicated items included in the Company’s consolidated statement of operations:

	2009	2008	2007	2006	2005

Total Revenue	$3,913,134	$2,254,657	$1,611,203	$1,460,508	$1,629,594
Cost of Good sold	3,080,792	2,148,539	725,706	614,444	583,870
Discount	-	-	-	116,241	94,066
	3,080,792	2,148,539	725,706	730,685	677,936
Gross Margin	832,342	106,118	885,497	729,823	951,658
Expenses	1,830,507	1,846,748	1,664,315	1,699,109	1,936,426

Net loss	$(998,165)	$(1,740,630)	$(778,818)	$(969,286)	$(984,768)

Net (loss) per Share	$(0.03)	$(0.06)	$(0.03)	$(0.05)	$(0.06)

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred annual losses and further losses are anticipated. The Company requires additional funds to meet its obligations and ongoing operations. Management’s plans in this regard are described in Note 1. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MEYERS NORRIS PENNY LLP

Vancouver, British Columbia, Canada

April 14, 2010

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

See notes to consolidated financial statements

Nature of operations and going concern (note 1)

Contingent liabilities (note 12)

Commitment (note 13)

NORTHSTAR ELECTRONICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

Years Ended December 31

(US Dollars)

	2009	2008	2007

Revenues	$3,913,134	$2,247,067	$1,599,862
Cost of Goods Sold	3,080,792	2,148,539	767,776

Gross Margin	832,342	98,528	832,086

Expenses
Salaries, wages and benefits	383,848	341,051	496,154
Research and development	-	295,302	234,019
Travel, marketing and business development	32,316	141,883	102,449
Management fees	175,727	150,000	150,000
Consulting	98,731	102,150	182,619
Rent	139,779	131,147	108,204
Professional fees	108,882	115,163	124,066
Office and miscellaneous	146,025	108,361	73,573
Bad debts	15,596	154,717	-
Interest and bank charges	165,792	160,161	113,921
Interest on long-term debt	108,367	60,211	-
Telephone and utilities	37,323	65,057	38,234
Loss on disposal of assets	1,839	-	-
Foreign exchange loss (gain)	396,781	(7,590)	(11,341)
Depreciation	15,102	16,859	20,635
Amortization of intangible asset	4,399	4,686	4,652

	1,830,507	1,839,158	1,610,904

Net comprehensive loss for the year	(998,165)	(1,740,630)	(778,818)

Loss Per Share (Basic and Diluted)	$ (0.03)	$ (0.06)	$ (0.04)

Weighted Average Number of Common
Shares Outstanding (Basic and Diluted)	31,140,586	29,258,765	18,825,097

See notes to consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Statements of Changes in Stockholders’ Deficit

Years Ended December 31

(US Dollars)

	Number of Shares	Par Value	Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
Balance December 31, 2006	22,519,132	$2,252	$ 4,365,236	$(183,349)	$(6,124,233)	$(1,940,094)
Other comprehensive loss	-	-	-	(276,938)	-	(276,938)
Issuance of common stock:
For services	2,471,283	247	216,524	-	-	216,771
For cash	2,000,000	200	149,800	-	-	150,000
For debt settlement	666,666	67	49,933	-	-	50,000
Share issuance costs	-	-	(15,750)	-	-	(15,750)
Net loss	-	-	-	-	(778,818)	(778,818)

Balance December 31, 2007	27,657,081	2,766	4,765,743	(460,287)	(6,903,051)	(2,594,829)
Other comprehensive income	-	-	-	549,222	-	549,222
Issuance of common stock:
For services	1,017,195	102	96,625	-	-	96,727
For cash	1,286,094	129	92,271	-	-	92,400
Net loss	-	-	-	-	(1,740,630)	(1,740,630)

Balance December 31, 2008	29,960,370	2,997	4,954,639	88,935	(8,643,681)	(3,597,110)
Other comprehensive loss	-	-	-	(546,874)	-	(546,874)
Issuance of common stock:
For services	1,346,547	134	119,622	-	-	119,756
For cash	632,153	63	53,437	-	-	53,500
Stock option benefit	-	-	46,475	-	-	46,475
Net loss	-	-	-	-	(998,165)	(998,165)
	31,939,070	3,194	5,174,173	(457,939)	(9,641,846)	(4,922,418)

Series A shares of preferred stock	-	-	-	-	-	285,600

Balance December 31, 2009	31,939,070	$3,194	$5,174,173	$(457,939)	$(9,641,846)	$(4,636,818)

See notes to consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Statements of Cash Flows

Years Ended December 31

(US Dollars)	2009	2008	2007
Operating Activities
Net loss	$(998,165)	$(1,740,630)	$(778,818)
Items not involving cash:
Depreciation	15,102	16,859	15,983
Amortization of intangible assets	4,399	4,686	4,652
Services paid with common stock	119,756	96,640	216,771
Loss on disposal of assets	1,839	-	1,440
Equity based compensation	46,475	-	-
Changes in Non-Cash Working Capital:
Accounts receivable	395,839	17,975	(483,620)
Prepaid expenses	7,267	(3,221)	(17,897)
Inventory	(29,514)	(41,109)	194,940
Accounts payable and accrued liabilities	(168,261)	836,253	227,057
Deferred revenue	137,851	5,832	(154,028)
Cash Used in Operating Activities	(467,412)	(806,715)	(773,520)

Investing Activities
Deferred contract costs	-	-	(268,770)
Acquisition of equipment	(15,591)	(18,726)	(30,439)
Cash Used in Investing Activities	(15,591)	(18,726)	(299,209)

Financing Activities
Issuance of share capital for cash (net of issue costs)	287,500	144,088	134,250
Loan advances	-	17,645	67,866
Long term financing	-	417,950	747,902
Repayment of debt	(62,893)	-	-
Advances from directors	185,609	455,119	410,842
Cash Provided by Financing Activities	410,216	1,034,802	1,360,860

Effect of Foreign Currency Translation on Cash	(29,075)	(33,066)	(278,378)

Increase (Decrease) in Cash and Cash equivalents	(101,862)	176,295	9,753
Cash and Cash Equivalents, Beginning	210,348	34,053	24,300

Cash and Cash Equivalents, Ending	$108,486	$210,348	$34,053

Supplemental Information
Income taxes paid	-	-	-
Interest paid	$14,089	$43,696	$85,272
Common stock issued for debt	$ -	$ -	50,000

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

NORTHSTAR ELECTRONICS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

(US Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NORTHSTAR ELECTRONICS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

(US Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NORTHSTAR ELECTRONICS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

(US Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NORTHSTAR ELECTRONICS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

(US Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NORTHSTAR ELECTRONICS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

(US Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NORTHSTAR ELECTRONICS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

(US Dollars)

6.

DEFERRED CONTRACT COST

2009		Accumulated
	Cost	Amortization	Net

	$415,143	$221,679	$193,464

2008		Accumulated
	Cost	Amortization	Net

	$415,143	$ 84,920	$330,223

7.

EQUIPMENT

2009		Accumulated
	Cost	Amortization	Net

Manufacturing equipment	$ 25,749	$ 11,887	$ 13,862
Furniture and equipment	61,115	43,267	17,848
Computer equipment	51,527	35,287	16,240
Computer software	22,213	16,778	5,435
Leasehold improvements	17,506	13,056	4,450
	$178,110	$120,275	$ 57,835

2008		Accumulated
	Cost	Amortization	Net

Manufacturing equipment	$ 43,540	$ 32,905	$ 10,635
Furniture and equipment	49,820	33,465	16,355
Computer equipment	60,394	47,921	12,473
Computer software	10,012	503	9,509
Leasehold improvements	12,618	12,618	-
	$176,384	$127,412	$ 48,972

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

NORTHSTAR ELECTRONICS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

(US Dollars)

8.

      LOANS PAYABLE

	2009	2008
Demand loans	$ 37,131	$ 35,620
10% term loans	83,576	60,833
Repayable government assistance	53,437	45,969
Interest payable	19,017	-
	$193,161	$142,422

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

	$ 213,988	$ 205,448
b. Atlantic Canada Opportunities Agency (“ACOA”)
Interest-free unsecured loan repayable in monthly payments of Cdn $41,667 commencing March 2009 (Cdn $365,000; 2008 – Cdn $405,774)	348,758	331,356
Interest-free unsecured loan repayable in monthly payments of Cdn $5,938 commencing April 2005 (Cdn $345,075; 2008 – Cdn $441,675)	329,719	360,672
Interest-free unsecured loan to a maximum of Cdn $329,375 repayable in monthly payments of Cdn $5,490 commencing July 2007 (Cdn $252,266; 2008 – Cdn $318,141)	241,040	259,794
Interest-free unsecured loan repayable in monthly payments of Cdn $6,469 commencing August 2007 (Cdn $500,852; 2008 – Cdn $500,000)	478,565	408,300
Interest-free unsecured loan repayable in monthly payments of Cdn $1,712 commencing July 2007 (Cdn $151,516; 2008 – Cdn $193,324)	144,774	157,868
Interest-free unsecured loan, monthly principal repayments of Cdn $2,621 (Cdn $170,625; 2008 – Cdn $170,625)	163,032	139,332
9% loan with monthly blended repayments of Cdn $6,360 (Cdn $134,152; 2008 – Cdn $185,388) The Company is delinquent for the Sept, Oct, Nov and Dec payments totaling $25,440.	128,182	151,388

	2,048,058	2,014,158
Less: Current portion	1,339,568	497,170

Long term debt	$ 708,490	$1,516,988

Principal repayment terms are approximately as follows:

2010	$1,339,568
2011	231,205
2012	201,418
2013	112,834
2014	163,032

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

2010	$70,921
2011	$70,921
2012	$70,921
2013	$70,921
2014	$ 5,910

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

Stock Options (Continued):

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

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company’s deferred tax liability calculated at a 34% tax rate consists of the following:

Accounting value of equipment in excess of tax values	$(9,297)	(1,673)
Other assets	66,744	55,900
Non-capital losses carried forward	1,514,380	1,420,695
Valuation allowance	(1,571,826)	(1,474,923)
Net deferred tax asset (liability)	-	-

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

Date: April 16, 2010