Form 10-Q
period 2010-03-31
NORTHSTAR ELECTRONICS INC
filed 2010-05-14
CIK 1082027


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer"
and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
[ ]Large accelerated filer [ ]Accelerated filer [X]NON-ACCELERATED FILER

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

COMMON SHARES AS OF MAY 10, 2010: 34,486,157

Transitional Small Business Disclosure Format (check one):Yes[]  NO[X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED - PREPARED BY MANAGEMENT

NORTHSTAR ELECTRONICS, INC. Consolidated Financial Statements

Consolidated Balance Sheets at March 31, 2010 and at December 31, 2009

Consolidated Statements of Operations for the Three Months Ended March 31, 2010 and 2009

Consolidated Statements of Changes in Stockholders' Equity

for the Three Months Ended March 31, 2010

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009

Notes to Consolidated Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 3. CONTROLS AND PROCEDURES

PART II     OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

SIGNATURES



                                          NORTHSTAR ELECTRONICS, INC.
                                   Consolidated Balance Sheets - U.S. Dollars


                                                                              March 31     December 31
                                                                               2010            2009
                                                                             UNAUDITED       audited
ASSETS                                                                       ----------     ----------

CURRENT
  Cash and cash equivalents                                               $     92,567  $      108,486
  Accounts receivable                                                          199,189         208,973
  Investment tax credits receivable                                                  -               -
  Inventory (note 2d)                                                           87,896         132,367
  Prepaid expenses                                                              42,767          44,156
                                                                            -----------   -------------
                                                                               422,419         493,982
DEFERRED CONTRACT COSTS (note 6)                                               133,436         193,464
INTANGIBLE ASSET (note 8)                                                       14,215          14,333
EQUIPMENT (note 8)                                                              54,267          57,835
                                                                           ------------   -------------
 TOTAL ASSETS                                                             $    624,337  $      759,614
                                                                          =============   =============
LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                                $  1,652,430  $    1,623,875
  Loans payable (note 9)                                                       173,929         193,161
  Due to Cabot Management Limited (note 10a)                                    53,661          52,078
  Due to Directors (note 10)                                                 1,177,579       1,205,743
  Deferred revenue                                                             260,932         273,518
  Current portion of  long-term debt (note 11)                               1,231,805       1,339,568
                                                                           -----------   --------------
                                                                             4,550,336       4,687,943
LONG-TERM DEBT (note 11)                                                       651,495         708,490
                                                                           -----------   --------------
   TOTAL LIABILITIES                                                         5,201,831       5,396,433
                                                                           ===========   ==============
STOCKHOLDERS' DEFICIT
Authorized:
  100,000,000 Common shares with a par value of $0.0001 each
    20,000,000 Preferred shares with a par value of $0.0001 each
Issued and outstanding:
   33,377,880 Common shares (31,939,070 - December 31, 2009)                     3,338           3,194
        408,000 Preferred series A shares (348,000 - December 31, 2009)        342,772         285,600
ADDITIONAL PAID-IN CAPITAL                                                   5,399,048       5,174,173
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)                                 (556,536)       (457,939)
ACCUMULATED DEFICIT                                                         (9,766,116)     (9,641,847)
                                                                           -------------   ------------
Total Liabilities and Stockholders' Deficiency                          $      624,337  $      759,614
                                                                           ============    ============


              See notes to the  consolidated financial statements



                          NORTHSTAR ELECTRONICS, INC.
                     Consolidated Statements of Operations
                   Three Months Ended March 31, 2010 and 2009
                                   Unaudited
                                   U.S.Dollars
                                                  2010              2009
                                              ----------------------------
Revenue - note 4                              $1,277,583         $488,034
                                              ----------------------------
Cost of goods sold                               989,838          318,376
                                              ----------------------------
Gross margin                                     287,745          169,658
                                              ----------------------------
Other income                                       7,122           12,442
                                                 294,867          182,100
                                              ----------------------------
Expenses
   Salaries                                      216,923          175,510
   Financial consulting                            1,500            5,000
   Finance fees                                   30,961            1,000
   Professional fees                               7,906            6,126
   Management and administration fees             45,000           48,090
   Research and development                            0                0
   Advertising and marketing                           0            6,051
   Rent                                           35,365           33,064
   Investor relations                              6,750           12,500
   Office                                         37,033           20,532
   Travel and business development                15,352           12,445
   Interest on debt                               17,961           78,717
   Telephone and utilities                         7,211            7,257
   Amortization                                    4,880            3,134
   Foreign exchange                               (8,389)         (14,797)
   Transfer agent                                    684              409
                                                -------------------------
Total operating expenses                         419,137          395,038
                                                -------------------------
Net (loss) for period                         $ (124,270)       $(212,938)
                                              ============================
Net (loss) per share (basic and diluted)          $(0.00)          $(0.01)
                                              ============================
Weighted average number of shares              32,851,179       30,129,316
    outstanding (basic and diluted)           ============================

                 See notes to the consolidated financial statements





                          NORTHSTAR ELECTRONICS, INC.
           Consolidated Statement of Changes in Stockholders' Equity
                       Three Months Ended March 31, 2010
                                   Unaudited
                                  U.S. Dollars
		                            Additional       Other
                                            Paid in        Comprehensive    Accumulated   Total Stockholder
                     Shares      Amount     Capital         Income           Deficit         (Deficit)
 -------------------------------------------------------------------------------------------------------------
Balance
December 31,
2009                31,939,070    $3,194    $5,174,173    $(457,939)   $(9,641,846)        $(4,922,418)

Net loss for
three months                -         -              -            -       (124,270)           (124,270)

Currency
translation
adjustment                  -         -              -      (98,597)            -              (98,597)

Issuance of
common stock:
- for conversion      160,000        16         32,812            -             -               32,828
- for cash          1,100,000       110        159,890            -             -              160,000
- for services        178,810        18         32,173            -             -               32,191
-------------------------------------------------------------------------------------------------------------
Balance
March 31,2010      33,377,880    $3,338     $5,399,048     $(556,536)  $(9,766,116)        $(4,920,266)
-------------------------------------------------------------------------------------------------------------
Series A shares of preferred stock -balance December 31, 2009                                  285,600
Series A shares of preferred stock - converted                                                 (32,828)
Series A shares of preferred stock - subscribed                                                 90,000

Total stockholders' equity (deficit) March 31, 2010                                        $(4,577,494)
-------------------------------------------------------------------------------------------------------------

               See notes to the consolidated financial statements






                          NORTHSTAR ELECTRONICS, INC.
                     Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2010 and 2009
                                   Unaudited
                                  U.S.Dollars

                                                             2010             2009
Operating Activities                                       ---------      ----------
  Net income (loss)                                       $(124,270)      $(212,938)
  Adjustments to reconcile net income (loss) to net
    cash used by operating activities
    Amortization                                             4,880             3,134
  Issuance of common stock for services                     32,191            24,500
  Changes in operating assets and liabilities               89,417          (204,670)
                                                           --------        ----------
Net cash (used) provided by operating activities             2,218          (389,974)
                                                           --------        ----------
 Investing Activities
 Property and equipment                                       860            (5,389)
                                                           --------        ----------
Net cash (used) provided by investing activities              860            (5,389)
                                                           --------        ----------
Financing Activities
  Issuance of shares for cash (net of costs)               250,000            65,000
  Increase (repayment) of long term debt                  (221,665)          208,471
  Advances from (repayment to) directors                   (50,778)           (1,796)
                                                          ---------        ----------
Net cash (used) provided by financing activities           (22,443)          271,675
                                                          ---------        ----------
Effect of foreign exchange on translation                    3,446           (17,395)

Inflow (outflow) of cash                                   (15,919)         (141,083)
Cash, beginning of period                                  108,486           210,348
                                                          ---------        ----------
Cash, end of period                                      $  92,567         $  69,265
                                                         ==========        ==========

Supplemental information
      Interest paid                                        $17,961          $78,717
Shares issued for services                                 $32,191          $24,500
      Corporate income taxes paid                        $       0          $     0


               See notes to the consolidated financial statements






                          NORTHSTAR ELECTRONICS, INC.
                   Notes to Consolidated Financial Statements
                       Three Months Ended March 31, 2010
                                   Unaudited
                                  U.S. Dollars

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

These unaudited consolidated interim financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information, are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's December 31, 2009 Form 10-K.

In the opinion of the Company's management, this consolidated interim financial information reflects all adjustments necessary to present fairly the Company's consolidated financial position at March 31, 2010 and the consolidated results of operations and the consolidated cash flows for the three months then ended. For the three months ended March 31, 2010: 100% of the Company's revenues were generated from contracts with two major customers. The Company is continually marketing its services for follow on contracts.

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months to March 31, 2010 the Company incurred a net loss of $124,270 and at March 31, 2010 had a working capital deficiency (an excess of current liabilities over current assets) of $4,105,417 (December 31, 2009: $4,193,961), including $1,231,805 of long term debt due within one year (December 31, 2009:
$1,339,568).

Management  has  undertaken  initiatives  for  the  Company to continue as a going concern: for example, the Company is negotiating to secure  an equity financing in the short term and is in discussions  with  several financing firms. The Company also expects  to  increase revenues from major  contract sales. As well, the Company continues to seek other manufacturing assembly contracts  that  will  result  in  increased revenue. These initiatives are in recognition that the Company to continue  as  a  going  concern must  generate sufficient  cash  flow  to  cover its obligations and expenses. In addition, management believes these initiatives  can  provide  the  Company with a solid base for profitable operations, positive cash flows and reasonable  growth.
Management  is  unable  to  predict  the  results of its initiatives at this time. Should management be unsuccessful in its initiative  to finance its operations the Company's ability to continue as a going concern is not  certain.
These financial statements   do   not   give   effect  to  any  adjustments  to
the  amounts  and classifications of assets and liabilities  which  might  be necessary  should the Company be unable to continue its operations as a going concern.

2.    SHARE CAPITAL

COMMON STOCK

During the three months ended March 31, 2010 the following shares of common stock were issued:

For services: 178,810 shares fairly valued at $32,191 - the market value of those services

For cash: 1,100,000 shares fairly valued for cash of $160,000.

For conversion of 40,000 Preferred shares: 160,000 common shares

PREFERRED STOCK

For cash: 408,000 series A shares of preferred stock for $342,772 (inclusive of 100,000 shares for $90,000 received during the three months ended March 31, 2010).
The preferred shares bear interest at 10% per annum paid semi annually not in advance and are convertible to shares of common stock of the Company after two years from receipt of funds at a 20% discount to the then current market price of the Company's common stock. The preferred shares may be converted after six months and before two years under similar terms but with a 15% discount to market. At
March 31, 2010 the Company had received $342,772 for 408,000 preferred shares but had not issued the shares.

3.    LONG TERM DEBT

Balance owing December 31, 2009                   $ 2,048,058
Repayment                                            (164,758)
Effect of foreign exchange on translation to US             -
Balance due March 31, 2010                          1,883,300
Less current portion                               (1,231,805)
--------------------------------------------------------------
                                                  $   651,495
                                                  ===========



4.    REVENUE
                                                 Three months  Three months
                                                    2010            2009
                                                 --------------------------
Revenue consists of:
Product sales                                    $       0        $      0
Contract sales                                   1,277,583         488,034
Government assistance                                    0               0
Other                                                7,122          12,442
                                                 --------------------------
                                                 $1,284,705       $ 500,476
                                                 ==========================

5.    CONTINGENCIES

 (i) The Company is contingently liable to repay $1,997,144 in assistance received under the Atlantic Innovation Fund. The assistance is repayable annually at the rate of 5% of gross revenues from sales of products resulting from the Aquacomm research and development project. Gross revenues are to be calculated for the fiscal year immediately preceding the due date of the respective payment.
Repayment is to continue until the assistance is repaid in full. At March 31, 2010 the Company has accrued $55,065 as repayable.

6.    NEW ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective, accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial information for the three month periods ended
March 31, 2010 and March 31, 2009 prepared by management and the audited consolidated financial statements for the twelve months ended December 31, 2009 as presented in the Form 10K as filed.

Although the Company has experienced a net loss this quarter, it continues to expend effort in securing additional contracts for the contract manufacture and assembly of military/government systems, submarine command and control consoles, multi mode fiber optic cables and precision machined parts and other components for defense systems.

The Company believes that its overall business prospects are promising and anticipates increased revenues in the near to medium future.


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

THE COMPANY'S SERVICES

The Company, through its subsidiary, Northstar Network Ltd., is an aeronautics and defense contract manufacturer (CM) and, a defense systems integrator (DSI). The
Company's other subsidiary, Northstar Technical Inc., specializes in sonar applications.

UNDERWATER SONAR PRODUCTS AND TECHNOLOGIES

A) PROJECT X

The Company developed , under contract to Lockheed Martin, certain key components of a sonar system and built the prototype hardware. Production of these unit are anticipated at some future date.

B) DEFENSE SONAR SYSTEMS

The  Company  is  a  subcontractor on Lockheed Martin's  anti-terrorism  Swimmer
Detection System (SDS). The SDS is a wide band high frequency sonar system designed specifically to detect and classify underwater terrorist threats. The design and technology is applicable to innovative military sonar products.

DEFENSE CONTRACT MANUFACTURING

The Company has been updating facilities in and undertaking facility  reviews  for further  opportunities  for  submarine console work from Lockheed Martin .  During the quarter it received the opportunity  to  bid on a contract that will likely be
awarded  in  late  2010.  It would be for approximately  20  consoles.   A  formal
response will be prepared  during this quarter for upgrading submarine command and control consoles to Lockheed  Martin  Naval  Electronics and Surveillance Systems,
Manassas, Virginia.  Additional cabinet manufacturing  is  anticipated  with these prospective systems.

AERONAUTICS CONTRACT MANUFACTURING

The Company's wholly owned subsidiary, Northstar Network Ltd., continued work on the Master Purchase Order for the Wing Assembly Upgrade Component for the P-3
ORION aircraft from Lockheed Martin Aeronautics totaling US$6,807,191. This work extends to the year 2012 and the Company is manufacturing components for new production service life extension kits for this Lockheed Martin Service Life
Extension Program. These components will add more than 15,000 flying hours to each aircraft, representing 15 to 20 additional years of service for this critical maritime patrol and reconnaissance resource. Add-ons to this contract are expected this year.

New and significant prospect opportunities are growing for the company and at present there are more than six significant contract bid opportunities are being worked on for companies such as Bombardier and Boeing, and additional contracts with Lockheed Martin Aeronautics and L-3 Communications MAPPS.


SYSTEMS INTEGRATION

The  Company  is  developing  its approach to securing and executing large defense
contracts  by  bringing  together   affiliate  companies.  The  overall  affiliate
capability, which is substantial, is presented to the prime contractors. Marketing efforts  continue  in  this area to broaden our exposure for manufacturing opportunities.

In addition to the P3 Project, work was in full development during the quarter for the manufacture/assembly of the first Machine Control Console shipset for L-3
Communication MAPPS Ltd. for the Canadian Navy Frigate Upgrade program. Over 60 units will be delivered under this expanded US$3.2M contract.

The aforementioned P3 ORION Master Purchase Order and the L-3 Communications MAPPS contract are examples of how Systems Integration works for us. In these projects, six subcontractors carry out various tasks, with Northstar bringing all the component parts together for engineering, testing, quality control and delivery to the customer.


RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2010 with the three months ended
March 31, 2009.

Revenue from sales for the three month period ended March 31, 2010 was $1,277,583 compared to $488,034 of revenue from sales recorded during the same period of the prior year. Gross profits increased from $169,658 (47% of Sales) in the prior period to $287,745 (23% of Sales) in the current period. The increase was due to the fact that the Company had substantial contract work in the current quarter.
The gross profit percentage decrease is due to the lower margins in overall contract work performed and a recasting of cost of goods sold, as described in the Company's 2009 10K.

The net loss for the three-month period ended March 31, 2010 was $124,270 compared to a net loss of $212,938 (41.6% reduction) for the three months ended March 31, 2009. The decrease in net loss was due to operating expense reduction and the expansion of production revenue per employee by maintaining the relative same core staff levels.

The Company has invested considerable effort seeking additional and future contract manufacturing opportunities and is confident that the efforts will return positive results to the Company over the remainder of 2010.


COMPARISON OF FINANCIAL POSITION AT MARCH 31, 2010 WITH MARCH 31, 2009

The Company's working capital deficiency decreased (15.6%) at March 31, 2010 to $2,232,751 with current liabilities of $5,201,831 which are in excess of current assets of $624,337. At December 31, 2009 the Company had a working capital deficiency of $2,646,960.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements.

Our significant accounting policies are described in the footnotes to our annual financial statements at December 31, 2009. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has increased its shareholders' deficit as a result of its efforts to increase its business activity and customer base. Cash outflow for the first quarter ended March 31, 2010 was $(15,919) compared to an outflow of cash of $(141,083) in the comparative prior quarter March 31, 2009. In the quarter, the Company received $250,600 ($65,000 in the comparative prior quarter) from equity funding and received $nil (received $208,000 in the comparative quarter) long term debt leaving cash on hand at March 31, 2010 of $92,567 compared to cash on hand of $108,486 at December 31, 2009 and $69,624 at March 31, 2009. Until the Company receives revenues from new contracts and/or increases in product sales revenue, it will be dependent upon equity and loan financings to compensate for the outflow of cash anticipated from operations.

The Company is preparing a private placement preferred share offering pursuant to Regulations D and S with the expectation of raising up to US$5,000,000. Any funds so raised are targeted for contract financing, product development, facilities, marketing and general working capital. At this time, no commitment for funding has been made to the Company.

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


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
No change since previous filing.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Options Granted                     Date     Exercise Price        Expiry Date
Nil
Warrants Issued

During the three month period ended March 31, 2010 the Company issued nil share purchase warrants.

Common Stock Issued               Date                 Consideration
----------------------------------------------------------------------------------
1,075,000                       January, 2010           cash of $157,500
10,345                          January, 2010           services valued at $3,000
160,000                        February, 2010           conversion of 40,000 preferred
                                                         shares for $32,191
46,778                         February, 2010           services valued at $12,541
121,687                           March, 2010           services valued at $16,650
25,000                            March, 2010           cash of $2,500

Preferred Stock Subscribed

100,000 series A shares, for cash of $90,000, convertible to shares of common stock -
proceeds were used in working capital.

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


May 14, 2010     Northstar Electronics, Inc.
                     (Registrant)

                 By: /s/ Wilson Russell
                 ------------------------
                 Wilson Russell, PhD, President and Chief Financial Officer
