Form 10-Q
period 2010-06-30
NORTHSTAR ELECTRONICS INC
filed 2010-08-20
CIK 1082027

U.S. SECURITIES AND EXCHANGE COMMISSION WASHINGTON,
                                   D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

                                  #33-0803434
                   IRS Number or Employee  Identification No.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. COMMON SHARES AS OF JUNE 30, 2010:
35,142,688

Transitional Small Business Disclosure Format (check one): Yes[]  NO[X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS UNAUDITED - PREPARED BY MANAGEMENT

NORTHSTAR ELECTRONICS, INC. Consolidated Financial Statements Consolidated Balance Sheets at June 30, 2010 and at December 31, 2009 Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009 Consolidated Statements of Changes in Stockholders' Equity for the Six Months Ended June 30, 2010 Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2010 and 2009 Notes to Consolidated Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 3. CONTROLS AND PROCEDURES

PART II     OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

SIGNATURES

       NORTHSTAR ELECTRONICS, INC. Consolidated Balance Sheets - U.S. Dollars
                                                                    JUNE 30
December 31

(US Dollars)                                                                   2010            2009
                                                                             UNAUDITED         audited
ASSETS

CURRENT
  Cash and cash equivalents                                             $       40,892  $      108,486
  Accounts receivable                                                          112,555         208,973
  Investment tax credits receivable                                              -               -
  Inventory                                                                    128,322         132,367
  Prepaid expenses                                                             128,338          44,156
                                                                        --------------------------------
                                                                               410,107         493,982
DEFERRED CONTRACT COSTS                                                         79,732         193,464
INTANGIBLE ASSET                                                                12,328          14,333
EQUIPMENT                                                                       48,131          57,835
                                                                        --------------------------------
                                                                        $      550,298  $      759,614
                                                                        ================================
LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                              $    1,753,248  $    1,623,875
  Loans payable                                                                188,409         193,161
  Due to Cabot Management Limited                                               51,195          52,078
  Due to Directors                                                           1,117,079       1,205,743
  Deferred revenue                                                             159,717         273,518
  Current portion of  long-term debt                                           967,661       1,339,568
                                                                        --------------------------------
                                                                             4,237,309       4,687,943
LONG-TERM DEBT                                                                 651,495         708,490
                                                                        --------------------------------
                                                                             4,888,804       5,396,433
                                                                        ================================
STOCKHOLDERS' DEFICIT
Authorized:
  100,000,000 Common shares with a par value of $0.0001 each
    20,000,000 Preferred shares with a par value of $0.0001 each
Issued and outstanding:
   35,142,688  Common shares (31,939,070 - December 31, 2009)                    3,504           3,194
        408,000 Preferred series A shares (348,000 - December 31, 2009)        342,772         285,600
ADDITIONAL PAID-IN CAPITAL                                                   5,651,382       5,174,173
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)                                (390,423)       (457,939)
ACCUMULATED DEFICIT                                                         (9,945,741)     (9,641,847)
                                                                        ---------------------------------
                                                                            (4,338,506)     (4,636,819)
                                                                        ---------------------------------
                                                                        $      550,298  $      759,614
                                                                        =================================
See notes to the consolidated financial statements

                          NORTHSTAR ELECTRONICS, INC.
                     Consolidated Statements of Operations
               Three and Six Months Ended June 30, 2010 and 2009
                                   Unaudited
                                  U.S.Dollars

                                               Three Months                Six Months
                                              --------------              ---------------
                                          2010          2009            2010           2009
                                          ---------------------------------------------------
Sales                                     $953,099   $879,565          $2,239,071 $1,382,396
Cost of goods sold                         686,244    677,368           1,676,082    995,744
                                           --------------------------------------------------
Gross margin                               266,855    202,197             562,989    386,652
Recovery of development costs                    0          0                   0          0
Other income (expense)                      (7,122)   (12,442)                  0          0
                                           --------------------------------------------------
                                           259,733    189,755             562,989    386,652
                                           --------------------------------------------------
EXPENSES
Salaries                                   215,263    201,989             432,186    377,499
Management and administration fees          45,000     45,000              90,000     93,090
Financial consulting                         4,500          0               6,000      5,000
Professional fees                            2,920     42,946              10,826     49,072
Rent                                        27,606     30,404              62,971     63,468
Research and development                         0          0                   0          0
Investor relations                          16,802          0              23,552     12,500
Office and administration                   33,140     30,436              70,857     57,428
Travel and business development             18,750      2,072              34,102     14,517
Interest on debt                            83,031     89,565             100,992    168,282
Telephone and utilities                      7,625      9,018              14,836     16,275
Amortization                                 4,715     28,800               9,595     31,934
Finance fees                               (19,994)    10,430              10,967     11,430
                                           --------------------------------------------------
Total expenses                             439,358    490,660             866,884    900,495
                                           --------------------------------------------------
Net loss for period                      $(179,625) $(300,905)          $(303,895) $(513,843)
                                          ===================================================
Net loss per share                       $   (0.01) $   (0.01)          $   (0.00) $   (0.00)
                                          ===================================================
Weighted average number of shares
outstanding                              33,629,875 30,322,737         34,358,568   30,171,273
                                         =====================================================

            See notes to the consolidated financial statements




                          NORTHSTAR ELECTRONICS, INC.
           Consolidated Statement of Changes in Stockholders' Equity
                        Six  Months Ended June 30, 2010
                                   Unaudited
                                  U.S. Dollars

  		                            Additional       Other
                                            Paid in        Comprehensive    Accumulated   Total Stockholder
                     Shares      Amount     Capital         Income           Deficit         (Deficit)
 -----------------------------------------------------------------------------------------------------------
Balance
December 31,
2009                31,939,070    $3,194    $5,174,173    $(457,939)   $(9,641,846)        $(4,922,418)

Net loss for
six months                 -           -             -             -      (303,895)           (303,895)

Currency
translation
adjustment                 -           -             -        67,516             -              67,516

Issuance of
common stock:
- for conversion     160,000           16           32,812         -             -              32,828
- for loan payable    30,000            3            6,597         -             -               6,600
- for prepaid
  expense            508,844           51           96,949         -             -              97,000
- for cash         2,100,000          210          284,790         -             -             285,000
- for services       304,774           30           56,061         -             -              56,091
--------------------------------------------------------------------------------------------------------------
Balance
June 30,2010      35,042,688       $3,504       $5,651,382 $(390,423)  $(9,945,741)        $(4,681,278)
--------------------------------------------------------------------------------------------------------------
Series A shares of preferred stock -balance December 31, 2009                                  285,600
Series A shares of preferred stock - converted                                                 (32,828)
Series A shares of preferred stock - subscribed                                                 90,000
-------------------------------------------------------------------------------------------------------------
Total stockholders' equity (deficit) June 30, 2010                                          $(4,338,506)
=============================================================================================================

               See notes to the consolidated financial statements









NORTHSTAR ELECTRONICS, INC.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2010 and 2009
Unaudited
U.S.Dollars

                                                                  2010                2009
Operating Activities
  Net income (loss)                                              $(303,895)      $(513,843)
  Adjustments to reconcile net income (loss) to net
   cash used by operating activities:
      Amortization                                                   9,595          31,934
      Write down of deferred start up costs                        113,698          30,167
                  Issuance of common stock for services             56,091          11,432
  Changes in operating assets and liabilities                      175,507          52,567
                                                                  -------------------------
Net cash (used) provided by operating activities                    50,996        (387,743)
                                                                  -------------------------
Investing Activities
  Property and equipment disposal (purchase)                        1,197           (8,194)
                                                                  -------------------------
Net cash (used) provided by investing activities                    1,197           (8,194)
                                                                  -------------------------
Financing Activities
  Issuance of common shares for cash (net of costs)               375,000           61,500
  Increase (repayment) of long term debt                         (405,761)         115,916
  Advances from (repayment to) directors                          (86,727)         143,289
Net cash (used) provided by financing activities                 (117,488)         320,705
                                                                 --------------------------
Effect of foreign exchange on translation                          (2,299)         (72,076)
                                                                 --------------------------
Inflow (outflow) of cash                                          (67,594)        (147,308)
Cash, beginning of period                                         108,486          210,348
                                                                 --------------------------
Cash, end of period                                             $  40,892         $ 63,040
                                                                 --------------------------

Supplemental information
   Interest paid                                                $ 100,992        $168,282
   Shares issued for prepaid expense                            $  97,000        $      0
   Shares issued for loan repayment                             $   6,600        $      0
   Corporate income taxes paid                                  $       0        $      0

               See notes to the consolidated financial statements




                         NORTHSTAR ELECTRONICS, INC.
                   Notes to Consolidated Financial Statements
                         Six Months Ended June 30, 2010
                                   Unaudited
                                  U.S. Dollars

1.    NATURE OF OPERATIONS AND ABILITY TO CONTINUE AS A GOING CONCERN
These   consolidated  financial  statements  include  the  accounts  of  Northstar
Electronics,  Inc.  ("the  Company")  and  its wholly owned subsidiaries Northstar
Technical  Inc.  ("NTI")  and Northstar Network  Ltd.  ("NNL").  The  Company  was
incorporated May 11, 1998 in  the  State  of  Delaware and had no operations other than organizational activities prior to the January 2000 merger with NTI described as follows: On January 26, 2000 the Company completed  the  acquisition of 100% of the shares of NTI. The Company, with the former shareholders  of  NTI  receiving a majority  of  the  total  shares  then issued and outstanding, effected the merger through  the issuance of 4,901,481 shares  of  common  stock  from  treasury.  The transaction  has  been  accounted  for  as  a  reverse  takeover  resulting in the consolidated  financial  statements  including  the results of operations  of  the
acquired   subsidiary  prior  to  the  merger.  All  intercompany   balances   and
transactions are eliminated.

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

In the opinion of the Company's management, this consolidated interim financial information reflects all adjustments necessary to present fairly the Company's consolidated financial position at June 30, 2010 and the consolidated results of operations and the consolidated cash flows for the six months then ended. For the six months ended June 30, 2010: 100% of the Company's revenues were generated from contracts with two major customers. The Company is continually marketing its services for new and follow on contracts.

The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months to June 30, 2010 the Company incurred a net loss of $303,895 and at June 30, 2010 had a working capital deficiency (an excess of current liabilities over current assets) of $3,827,202 (December 31,


2009: $4,193,961), including  $967,661  of  long  term  debt  due  within one year
(December 31, 2009: $1,339,568).

Management has undertaken initiatives for the Company to continue as a going concern, for example: the Company is negotiating to secure an equity financing in the short term and is in discussions with several financing firms. The Company also expects to increase revenues contract sales. As well, the Company continues to seek manufacturing assembly contracts to increase revenue. These initiatives are in recognition that the Company to continue as a going concern must generate sufficient cash flow to cover its obligations and expenses. In addition, management believes these initiatives can provide the Company with a solid base for profitable operations, positive cash flows and reasonable growth. Management is unable to predict the results of its initiatives at this time. Should management be unsuccessful in its initiative to finance its operations the Company's ability to continue as a going concern, is not certain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue its operations as a going concern.

2.    SHARE CAPITAL
During the six months ended June 30, 2010 the following capital transactions occurred:

COMMON STOCK

January 1 to March 31, 2010:

For services: 178,810 shares fairly valued at $32,191 - the market value of those services

For cash: 1,100,000 shares fairly valued for cash of $160,000.
For conversion of Preferred shares: 160,000 fairly valued for cash of $32,828
April 1 to June 30, 2010:

For services: 125,964 shares fairly valued at $23,900 - the market value of those services

For cash: 1,000,000 shares fairly valued for cash of $125,000.

For prepaid expenses: 508,844 shares fairly valued at $97,000 - the market value of those expenses

For reduction of a loan payable: 30,000 shares fairly valued at $6,600 - the amount of the loan repaid

PREFERRED STOCK

For cash: 408,000 series A shares of preferred stock for $342,772 (inclusive of 100,000 shares for $90,000 received during the three months ended March 31, 2010).
The preferred shares bear interest at 10% per annum paid semi annually not in advance and are convertible to shares of common stock of the Company after two years from receipt of funds at a 20% discount to the then current market price of the Company's common stock. The preferred shares may be converted after six months and before two years under similar terms but with a 15% discount to market. At
June 30, 2010 the Company had received $342,772 for 408,000 preferred shares but had not issued the shares.






3.    LONG TERM DEBT

Balance owing December 31, 2009                              $2,048,058
Repayment                                                      (405,761)
Effect of foreign exchange on translation to US                 (23,141)
                                                             ------------
Balance due June 30, 2010                                     1,619,156
Less current portion                                           (967,661)
                                                             ------------
                                                            $   651,495
                                                            =============

4.    REVENUE
                                                Six months      Six months
                                                  2010              2009
                                                -------------------------
Revenue consists of:
Product sales                                   $       0      $   39,393
Contract sales                                  2,239,071       1,343,003
Government assistance                                   0               0
Other                                              (7,122)              0
                                                --------------------------
                                              $ 2,231,949     $  1,382,396
                                              =============================

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

(ii) The Company is contingently liable to repay $1,997,144 in assistance received under the Atlantic Innovation Fund. The assistance is repayable annually at the rate of 5% of gross revenues from sales of products resulting from the Company's Aquacom research and development project. Gross revenues are to be calculated for the fiscal year immediately preceding the due date of the respective payment. Repayment is to continue until the assistance is repaid in full. At June 30, 2010 the Company has accrued $52,531 as repayable.

6.    NEW ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial information for the three and six month periods ended June 30, 2010 and June 30, 2009 prepared by management and the audited consolidated financial statements for the twelve months ended December 31, 2009 as presented in the Company's Form 10K as filed.


Although the Company has experienced a net loss this quarter, it continues to expend effort to secure additional contracts for the manufacture and assembly of military/government systems, submarine command and control consoles, multi-mode fiber optic cables, precision, machined parts and other components for aerospace and defense systems.

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

THE COMPANY'S SERVICES

The Company, through its subsidiaries is an underwater sonar technology developer, a defense electronics contract manufacturer (CM) and a defense systems integrator
(DSI).

UNDERWATER SONAR PRODUCTS AND TECHNOLOGIES

A) PROJECT X

The company is seeking arrangements with Lockheed Martin Canada to market the prototype units developed in conjunction with the original Lockheed development team. Production of this unit is anticipated in 2011.

B) DEFENSE SONAR SYSTEMS

The Company is a subcontractor on Lockheed Martin's anti-terrorism Swimmer
Detection System (SDS). The SDS is a wide band high frequency sonar system designed specifically to detect and classify underwater terrorist threats. The design and technology is applicable to innovative military sonar products.

DEFENSE CONTRACT MANUFACTURING

The Company, with its updated facilities,completed further reviews for opportunities on submarine console work from Lockheed Martin Manassas for approximately 20 consoles. Final bid submission was made during the quarter with anticipated contract award taking place in the following quarter. Separately, the bid for component manufacture of aircraft access doors for new water bomber aircraft construction moved to final stages.


The Company's wholly owned subsidiary, Northstar Network Ltd.,continued work on the Master Purchase Order for the Wing Assembly Upgrade Components for the
P-3 ORION aircraft from Lockheed Martin Aeronautics totaling US$6,807,191.
Approximately two-thirds of this contract has been completed. The Company is manufacturing components for new production service life extension kits for this Lockheed Martin Service Life Extension Program. These components will add more than 15,000 flying hours to each aircraft, representing 15 to 20 additional years of service for this critical maritime patrol and reconnaissance resource.

In addition to the P3 Project, work was in full development for the
manufacture/assembly   of  the  new  prototype  Machine  Control  Console  for
L3 Communication MAPPS Ltd. for the Canadian Navy Frigate Upgrade program.  The first shipset was delivered during  the  quarter.  Over 60 units will be delivered under this contract.

SYSTEMS INTEGRATION

The Company continues to enhance its  approach  to  securing  and  executing large defense contracts by bringing together affiliate companies. The overall  affiliate capability, which is substantial, is presented to the prime contractors. Marketing
efforts   continue  in  this  area  to  broaden  our  exposure  for  manufacturing opportunities.

The aforementioned  P3 ORION Master Purchase Order and the L3 Communications MAPPS
Ltd. contract are examples of how Systems Integration works for us. In these projects, six subcontractors carry out various tasks, with Northstar bringing all component parts together for engineering, testing, quality control and delivery to the customer.

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2010 with the three and six months ended June 30, 2009:

Gross revenues from  sales,  miscellaneous  income  and recovery of research and development  for  the  three  month  period ended June 30,  2010  were  $945,977 compared to $867,123 in the comparative prior three month period. Gross revenues from sales, miscellaneous income and recovery  of  research  and development for the six month period ended June 30, 2010 were $2,239,071 compared  to $1,382,396 in the comparative prior six month period.

Sales  revenue  for the three month period ended June 30, 2010 was $953,099  (8%
increase) compared  to  $879,565 of sales revenue recorded during the same three month period of the prior  year.  This comparative increase is the direct result
of the Lockheed Martin P3 and  the  L3  Communication  MAPPS  contracts.   Sales
revenue  for  the  six  month  period  ended  June  30, 2010 was $2,239,071 (62%
increase) comparable to $1,382,396 in the prior period.  Gross margins decreased
3% from $386,652 (28%) in the prior six month period to $562,989  (25%)  in  the current six month period.



The  net  loss  for  the  three  month period ended June 30, 2010 was $(179,625)
(40.3% decrease) compared to a net loss of $(300,905) for the three months ended
June 30, 2009. The reduction in the loss resulted from the small increase in gross margin and further streamlining of operational expenditures during this period.

Salaries increased to $432,186 for the six months ended June 30, 2010 compared to salaries of $377,499 for the comparative prior six months ended June 30, 2009 as the Company expanded its workforce in anticipation of increased contract sales. Salaries may increase with new projects anticipated in the aeronautics area, commensurate with corresponding increases in revenues.

Travel and business development costs were $34,102 for the six months and $14,517 for the comparative prior period ended June 30, 2009 as the Company invested in travel to meetings to increase its customer awareness. Additional travel costs were associated with production review requirements.

The Company is actively pursuing contracts for its sonar capabilities in military and anti terrorist applications. For its efforts pursuing opportunities in land-based military applications over the past year, on June 3, a Letter of Intent was signed with DEW Engineering and Development of Ottawa, ON and our subsidiary, Northstar Network Ltd. (NNL). This agreement provides for collaboration between NNL and DEW on a number of Canadian defense projects with potential expenditures up to $16M over the next several years for the manufacture/assembly of material components for land-based, military armoured vehicles.

In other manufacturing areas, the Company commenced production work for mechanical locking devices for a marine design and supply company. Successful completion of this work could open a new area of marine business development for Northstar.

Cost recoveries of $nil are comparable to $nil recovered in the comparative prior six month period.

COMPARISON OF FINANCIAL POSITION AT JUNE 30, 2010 WITH DECEMBER 31, 2009

The Company's working capital deficiency increased at June 30, 2010 to $3,827,202 with current liabilities of $4,237,309 which are in excess of current assets of $410,107. At December 31, 2009 the Company had a working capital deficiency of $2,424,049.

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


Although these estimates are based on our knowledge of current  events and actions the  Company  may  undertake in the future, these estimates may ultimately  differ from actual results. Certain accounting policies involve significant judgments and assumptions by us and  have  a  material  impact  on  our  financial condition and results.  Management believes its critical accounting policies  reflect  its  most significant  estimates  and  assumptions used in the presentation of our financial
statements.  Our  critical  accounting   policies   include  revenue  recognition,
accounting for stock based compensation and the evaluation  of  the recoverability
of   long-lived   and   intangible  assets.  We  do  not  have  off-balance  sheet arrangements, financings  or  other  relationships with unconsolidated entities or other persons, also known as "special purpose entities".

LIQUIDITY AND CAPITAL RESOURCES

The Company has increased its shareholders' deficit as a result of its efforts to increase its business activity and customer base. Cash outflow for the six months ended June 30, 2010 was $(67,594) compared to a cash outflow of $(147,308) in the comparative prior six month period. During the six months ended June 30, 2010 the Company received $375,000 from equity funding and paid out $405,761 to reduce long term debt leaving cash on hand at June 30, 2010 of $40,892 compared to cash on hand of $108,486 at December 31, 2009.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Options Granted                   Date     Exercise Price  Expiry Date
Nil

Warrants Issued
During the six month period ended June 30, 2010 the Company issued nil share purchase warrants.

Common Stock Issued               Date                        Consideration
----------------------------------------------------------------------------------------
1,075,000                    January, 2010         cash of $157,500
10,345                       January, 2010         services valued at $3,000
160,000                      February, 2010        conversion of 40,000 preferred shares for $32,191
46,778                       February, 2010        services valued at $12,541
121,687                      March, 2010           services valued at $16,650
25,000                       March, 2010           cash of $2,500
1,000,000                    April 27, 2010        cash of $125,000
108,277                      April 27, 2010        services and expenses valued at $19,900
30,000                       May 12, 2010          repayment of loan in the amount of $6,600
26,531                       June 2, 2010          expenses valued at $6,000
500,000                      June 16, 2010         expenses valued at $95,000

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

August 16, 2010     Northstar Electronics, Inc.
                     (Registrant)

                 By: /s/ Wilson Russell
                 Wilson Russell, PhD, President and Chief Financial Officer
