Form 10-Q
period 2010-09-30
NORTHSTAR ELECTRONICS INC
filed 2010-11-19
CIK 1082027

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

                                 (604) 685-0364
                           Issuer's telephone number

NOT APPLICABLE Former name, former address and former fiscal year, if changed since last report.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. COMMON SHARES AS OF OCTOBER 30, 2010:
35,926,860

Transitional Small Business Disclosure Format (check one): Yes[]  NO[X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS UNAUDITED - PREPARED BY MANAGEMENT

NORTHSTAR ELECTRONICS, INC. Consolidated Financial Statements Consolidated Balance Sheets at September 30, 2010 and at December 31, 2009 Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009 Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended September 30, 2010 Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 Notes to Consolidated Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 3. CONTROLS AND PROCEDURES

PART II     OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

SIGNATURES

                          NORTHSTAR ELECTRONICS, INC.
                   Consolidated Balance Sheets - U.S. Dollars

                                                            SEPTEMBER 30    December 31
                                                                 2010           2009
                                                              UNAUDITED       audited
ASSETS                                                      -----------     ----------

CURRENT
  Cash and cash equivalents                            $      31,994   $      108,486
  Accounts receivable                                         86,504          208,973
  Inventory                                                  121,358          132,367
  Prepaid expenses                                           133,892           44,156
                                                           ---------------------------
                                                             373,748          493,982
DEFERRED CONTRACT COSTS                                       62,139          193,464
INTANGIBLE ASSET                                              12,755           14,333
EQUIPMENT                                                     47,987           57,835
                                                           ---------------------------
                                                      $      496,629    $     759,614
                                                          ==============================
LIABILITIES

CURRENT
  Accounts payable and accrued liabilities            $    1,816,850    $   1,623,875
  Loans payable                                              250,222          193,161
  Due to Cabot Management Limited                             52,966           52,078
  Due to Directors                                         1,171,194        1,205,743
  Deferred revenue                                            71,213          273,518
  Current portion of  long-term debt                       1,186,290        1,339,568
                                                          --------------------------------
                                                           4,548,735        4,687,943
LONG-TERM DEBT                                               627,421          708,490
                                                         ---------------------------------
                                                           5,176,156        5,396,433
                                                         ================================
STOCKHOLDERS' DEFICIT
Authorized:
  100,000,000 Common shares with a par value
  of $0.0001 each 20,000,000 Preferred shares
  with a par value of $0.0001 each
Issued and outstanding:
   35,926,860  Common shares (31,939,070 -
   December 31, 2009)                                          3,592           3,194
  488,586 Preferred series A shares
  (348,000 - December 31, 2009)                               409,299         285,600
ADDITIONAL PAID-IN CAPITAL                                  5,738,103       5,174,173
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)                (517,921)       (457,939)
ACCUMULATED DEFICIT                                       (10,312,600)     (9,641,847)
                                                         --------------------------------
                                                           (4,679,527)     (4,636,819)
                                                         --------------------------------
                                                       $      496,629   $     759,614
                                                        =================================

               See notes to the consolidated financial statements


                          NORTHSTAR ELECTRONICS, INC.
                     Consolidated Statements of Operations
            Three and Nine Months Ended September 30, 2010 and 2009
                                   Unaudited
                                  U.S.Dollars

                                                  Three Months                Nine Months
                                                -----------------         -------------------
                                              2010          2009            2010           2009
                                            ----------------------------------------------------
Sales                                        $528,520   $875,049          $2,767,591 $2,257,445
Cost of goods sold                            384,178    690,449           2,060,260  1,686,193
                                           -----------------------------------------------------
Gross margin                                 144,342     184,600             707,331    571,252
Recovery of development costs                      0           0                   0          0
Other income (expense)                             0       4,972                   0      4,972
                                           -----------------------------------------------------
                                             144,342     189,572             707,331    576,224
                                           -----------------------------------------------------
EXPENSES
Salaries                                    211,611      189,322             643,797    566,821
Management and administration fees           45,000       58,107             135,000    151,197
Financial consulting                          3,000            0               9,000          0
Professional fees                            53,414       13,407              64,240     62,479
Rent                                         30,411       36,338              93,382     99,806
Investor relations                            1,238        3,000              24,790     15,500
Office and administration                    39,213       21,123             110,070     78,551
Bad debts                                         0       42,434                   0     42,434
Travel and business development               2,897      (10,324)             36,999      4,193
Interest on debt                            113,580      117,697             214,572    285,979
Telephone and utilities                       7,353       14,770              22,189     31,045
Amortization                                  3,484      (21,147)             13,079     10,787
Finance fees                                      0       12,854              10,967     29,284
					  ------------------------------------------------------
Total expenses                              511,201      477,581           1,378,085  1,378,076
                         		  ------------------------------------------------------
Net loss for period                       $(366,859)   $(288,009)          $(670,754) $(801,852)
      					  ======================================================
Net loss per share                           $(0.01)      $(0.01)             $(0.02)    $(0.03)
                			  ======================================================
Weighted average number of shares
 outstanding                             35,574,202   30,462,501          34,481,172 30,432,096
					 =======================================================

               See notes to the consolidated financial statements







                          NORTHSTAR ELECTRONICS, INC.
           Consolidated Statement of Changes in Stockholders' Equity
                     Nine  Months Ended September 30, 2010
                                   Unaudited
                                  U.S. Dollars

                                                       Other
                                        Additional     Compre-     Accumu-     Total
                                        Paid in        hensive     lated       Stockholder
                  Shares      Amount    Capital        Income      Deficit     Equity (Deficit)
----------------------------------------------------------------------------------------------
Balance
December 31,
2009            31,939,070    $3,194    $5,174,173    $(457,939)  $(9,641,846)  $(4,922,418)

Net loss for
nine months              -         -             -            -      (670,754)     (670,754)

Currency
translation
adjustment               -         -             -      (59,982)            -       (59,982)

Issuance of
common stock:
- for conversion   160,000        16        32,812            -             -        32,828
- for loan payable  30,000         3         6,597            -             -         6,600
- for prepaid
  expense          508,844        51        96,949            -             -        97,000
- for cash       2,941,172       294       366,765            -             -       367,059
- for services     347,774        34        60,807            -             -        60,841
---------------------------------------------------------------------------------------------
Balance
September 30,
2010            35,926,860    $3,592    $5,738,103    $(517,921) $(10,312,600)  $(5,088,826)
---------------------------------------------------------------------------------------------
Series A shares of preferred stock -balance December 31, 2009                       285,600
Series A shares of preferred stock - converted                                      (32,828)
Series A shares of preferred stock - issued during the period                       156,527
---------------------------------------------------------------------------------------------
Total stockholders' equity (deficit) September 30, 2010                         $(4,679,527)
=============================================================================================

           See notes to the consolidated financial statements




                          NORTHSTAR ELECTRONICS, INC.
                     Consolidated Statements of Cash Flows
                 Nine Months Ended September 30, 2010 and 2009
                                   Unaudited
                                  U.S.Dollars
                                                                2010                2009
Operating Activities
      Net income (loss)                                    $(670,754)          $(801,852)
      Adjustments to reconcile net income (loss) to net
          cash used by operating activities:
            Amortization                                      13,079              10,787
            Write down of deferred start up costs            133,683                   0
                  Issuance of common stock for services       60,841              14,432
      Changes in operating assets and liabilities            186,462             158,335
							     ----------------------------
Net cash (used) provided by operating activities            (276,689)           (618,298)
							     ----------------------------
Investing Activities
      Property and equipment disposal (purchase)                (510)             (9,828)
						             ----------------------------
Net cash (used) provided by investing activities                (510)             (9,828)
							     ----------------------------
Financing Activities
            Issuance of common shares for cash
            (net of costs)                                   523,586             228,806
      Increase (repayment) of long term debt                (267,400)             90,409
           Advances from (repayment to) directors            (50,534)            130,235
 						  	     ----------------------------
Net cash (used) provided by financing activities             205,652             449,450
						             ----------------------------
Effect of foreign exchange on translation                     (4,945)             17,471
							     ----------------------------
Inflow (outflow) of cash                                     (76,492)           (161,205)
Cash, beginning of period                                    108,486             210,348
							     ----------------------------
Cash, end of period                                        $  31,994           $  49,143
							   ------------------------------

Supplemental information
      Interest paid                                         $214,572            $285,979
Shares issued for prepaid expense                            $97,000                  $0
      Shares issued for loan repayment                        $6,600                  $0
      Shares issued for services                             $60,841             $14,432
      Corporate income taxes paid                                 $0                  $0

               See notes to the consolidated financial statements




                          NORTHSTAR ELECTRONICS, INC.
                   Notes to Consolidated Financial Statements
                      Nine Months Ended September 30, 2010
                                   Unaudited
                                  U.S. Dollars

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

These unaudited consolidated interim financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information, are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's December 31, 2009 Form 10-K and amendments.

In the opinion of the Company's management, this consolidated interim financial information reflects all adjustments necessary to present fairly the Company's consolidated financial position at September 30, 2010 and the consolidated results of operations and the consolidated cash flows for the nine months then ended. For the nine months ended September 30, 2010: 100% of the Company's revenues were generated from contracts with two major customers. The Company is continually marketing its services for new and follow-on contracts.

The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months to September 30, 2010 the Company incurred a net loss of $670,754 and at September 30, 2010 had a working capital deficiency (an excess of current liabilities over current assets) of $4,174,987
(December 31, 2009: $4,193,961), including $1,186,290 of long term debt due within one year (December 31, 2009: $1,339,568).




Management has undertaken initiatives for the Company to continue as a going concern, for example: the Company is negotiating to secure an equity financing in the short term and is in discussions with several financing firms. Subsequent to the quarter end, the Company secured the first phase of funding for production activities. The Company also expects to increase contract revenues. The Company continues to seek manufacturing more assembly contracts to increase revenue. In that regard, a $9.1 million contract addition to the Lockheed Martin Aeronautics
P-3 contract was received on August 27, 2010 These initiatives are in recognition that the Company to continue as a going concern must generate sufficient cash flow to cover its obligations and expenses. In addition, management believes these initiatives can provide the Company with a solid base for profitable operations, positive cash flows and reasonable growth. Management is unable to predict the results of its initiatives at this time. Should management be unsuccessful in its initiative to finance its operations the Company's ability to continue as a going concern, is not certain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue its operations as a going concern.

2.    SHARE CAPITAL

During the nine months ended September 30, 2010 the following capital transactions occurred:

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

For prepaid expenses: 508,844 shares fairly valued at $97,000 - the market value of those expenses

For reduction of a loan payable: 30,000 shares fairly valued at $6,600 - the amount of the loan repaid

July 1 to September 30, 2010:

For services: 43,000 shares fairly valued at $4,750 - the market value of those services
For cash: 841,172 shares fairly valued for cash of $82,059.

PREFERRED STOCK

For cash: 408,000 series A shares of preferred stock for $342,772 (inclusive of 100,000 preferred shares for $90,000 received during the three months ended
March 31, 2010 and 80,586 preferred shares for $66,527 received during the three months ended September 30, 2010). The preferred shares bear interest at 10% per annum paid semi annually not in advance and are convertible to shares of common stock of the Company after two years from receipt of funds at a 20% discount to the then current market price of the Company's common stock. The preferred shares may be converted after six months and before two years under similar terms but with a 15% discount to market. At September 30, 2010 the Company had received $409,299 for 488,586 preferred shares but had not issued the shares.



3.    LONG TERM DEBT

Balance owing December 31, 2009                            $ 2,048,058
Net repayments                                                (267,400)
Effect of foreign exchange on translation to US                 33,053
							   ------------
Balance due September 30, 2010                               1,813,711
Less current portion					    (1,186,290)
							   ------------
                                                           $   627,421
                                                           ============
4.    REVENUE
                                               Nine months 2010   Nine months 2009
                                               -----------------------------------
Revenue consists of:
Product sales                                    $          0       $     23,240
Contract sales                                      2,767,591          2,229,233
Government assistance                                       0                  0
Other                                                       0              4,972
                                                 $  2,767,591       $  2,227,445

5.    CONTINGENCIES

(i) The Company is a defendant in a lawsuit commenced against them in 1999 by their former master distributor. The former product distributor has alleged that the Company interfered with the ability of the former distributor to sell products. The Company has filed a counter claim for monies owing by the former distributor to the Company. There has been no action from either side to date.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The  following discussion should be read  in  conjunction  with  the accompanying unaudited  consolidated financial information for the three and
nine month periods ended September 30,  2010  and   September  30,  2009
prepared  by  management  and  the  audited consolidated financial statements for the twelve months ended December 31, 2009 as presented in the Company's Form
10K and amendments as filed.



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



DEFENSE CONTRACT MANUFACTURING

The Company, with its updated facilities, completed further details and reviews for prospective new submarine console work from Lockheed Martin Manassas MS2, expects awarding of the contract during this business quarter.

The Company's wholly  owned  subsidiary, Northstar Network Ltd., continued work on the original Master Purchase Order  for  the  Wing Assembly Upgrade Components for
the P-3 ORION aircraft from Lockheed Martin Aeronautics and is presently preparing
to  start work on the recent $9.1M addition to the  Master  Purchase  Order.   The
Company is manufacturing components for new production service life extension kits for this  Lockheed  Martin  Service Life Extension Program.  These components will add  more  than 15,000 flying hours  to  each  aircraft,  representing  15  to  20 additional years  of  service for this critical maritime patrol and reconnaissance resource.

In addition to the P3 Project, work continued with some delays for the manufacture/assembly of the new Machine Control Consoles and new Trainer Consoles for L3 Communication MAPPS Ltd. for the Canadian Navy Frigate Upgrade program.
Over 60 units will be delivered under this contract. The delays were a result of the Company's lack of working capital in the quarter which is presently improving.


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

RESULTS OF OPERATIONS

Comparison of the three and nine months ended September 30, 2010 with the three and nine months ended September 30, 2009:

Gross revenues from sales, miscellaneous income and recovery of research and development for the three month period ended September 30, 2010 were $528,520 compared to $875,049 in the comparative prior three month period. Gross revenues from sales, miscellaneous income and recovery of research and development for the nine month period ended September 30, 2010 were $2,767,591 compared to $2,257,445 in the comparative prior nine month period.

Sales revenue for the three month period ended September  30,  2010 was $528,520
(40%  decrease) compared to $875,049 of sales revenue recorded during  the  same three month  period  of the prior year.  This comparative decrease was primarily due to insufficientfunds available to the  Company  to finance its work in progress.

Sales revenue for the nine month period ended September 30, 2010 was $2,767,591
(18% increase) comparable to $2,257,445 in the prior period. Gross margins remained constant at (25%) for the current and prior comparative nine month period. A major effort has been put forward to rectify the lack of working capital and subsequent to the quarter, the Company has secured the first phase ($250,000) of significant production funding.

The net loss for  the three month period ended September 30, 2010 was $(366,859)
(a 27% increase) compared to a net loss of $(288,009) for the three months ended
September 30, 2009.   The  increase  in  the  loss  resulted  from  the overhead incurred while waiting to commence production on its contracts.

Salaries  increased  to  $643,797  for the nine months ended September 30,  2010 compared to salaries of $566,821 for  the  comparative  prior  nine months ended
September  30,  2009  as  the Company expanded its workforce in anticipation  of
increased contract sales.   Salaries had been forecasted to increase slightly as
new projects in the aeronautics area were secured.

Travel and business development costs were $36,999 for the nine months and $4,193 for the comparative prior period ended September 30, 2009 as the Company invested in travel to meetings to increase its customer awareness. Additional travel costs were associated with production review requirements.

The Company is actively pursuing contracts for its sonar capabilities in military and anti terrorist applications. Resulting from the Letter of Intent signed with DEW Engineering and Development of Ottawa, ON and our subsidiary, Northstar Network Ltd. (NNL) in June 2010, preliminary assessment work commenced on the preparations necessary for formal quotations expected in the present quarter. Subsequent to the quarter, a bid was submitted to BAE as part of the DEW arrangement. The DEW agreement provides for collaboration between NNL and DEW on a number of Canadian defense projects with potential expenditures up to $16M over the next several years for the manufacture and /assembly of material components for land-based, military armored vehicles.

Work continued on the mechanical locking devices for a marine design and supply company. Successful completion of the work has led to bid submission for major production expansion of these units. A response is anticipated during the present quarter. In the aeronautics area, preliminary preparation of production requirements is being undertaken for prospective work on the Lockheed Martin
C130J Super Hercules program. In addition preliminary assessment is being made for potential work on the LMA JSF35 Joint Strike Fighter program. Request for proposals for component manufacturing on these two major aeronautics projects are anticipated near the end of 2010 or early in 2011.

The Company has taken solid steps to ensure sufficient funding, staffing and added supplier support is in place to take on several of the many prospective projects being pursued at this time.




Cost recoveries of $nil are comparable to $nil recovered in the comparative prior nine month period.

COMPARISON OF FINANCIAL POSITION AT SEPTEMBER 30, 2010 WITH DECEMBER 31, 2009

The Company's working capital deficiency increased at September 30, 2010 to $4,174,987 with current liabilities of $4,548,735 which are in excess of current assets of $373,748. At December 31, 2009 the Company had a working capital deficiency of $4,193,961.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has increased its shareholders' deficit as a result of its efforts to increase its business activity and customer base. Cash outflow for the nine months ended September 30, 2010 was $(276,689) compared to a cash outflow of $(618,298) in the comparative prior nine month period. During the nine months ended September 30, 2010 the Company received $523,586 from equity funding and paid out $267,400 to reduce long term debt leaving cash on hand at September 30, 2010 of $31,994 compared to cash on hand of $108,486 at December
31, 2009.

Until the Company receives revenues from new contracts and/or increases its product sales revenue, it will be dependent upon equity and loan financings to compensate for the outflow of cash anticipated from operations.
The Company is preparing a private placement preferred share offering pursuant to Regulations D and S with the expectation of obtaining significant working capital funding. Any funds so raised are targeted for contract financing, product development, facilities, marketing and general working capital. At this time, no commitment for funding has been made to the Company.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Options Granted                   Date     Exercise Price  Expiry Date
-----------------------------------------------------------------------
Nil

Warrants Issued                   Date     Exercise Price  Expiry Date

Nil

Common Stock Issued               Date                 Consideration
---------------------------------------------------------------------
1,075,000                     January, 2010     cash of $157,500
10,345                        January, 2010     services valued at $3,000
160,000                      February, 2010     conversion of 40,000 preferred shares for $32,191
46,778                       February, 2010     services valued at $12,541
121,687                         March, 2010     services valued at $16,650
25,000                          March, 2010     cash of $2,500
1,000,000                    April 27, 2010     cash of $125,000
108,277                      April 27, 2010     services and expenses valued at $19,900
30,000                         May 12, 2010     repayment of loan in the amount of $6,600
26,531                         June 2, 2010     expenses valued at $6,000
500,000                       June 16, 2010     Expenses valued at $95,000
100,000                       July 15, 2010     cash of $10,000
61,172                      August 18, 2010     cash of $4,059
33,000                      August 18, 2010     services and expenses valued at $3,750
480,000                     August 20, 2010     cash of $48,000
200,000                     August 24, 2010     cash of $20,000
10,000                      August 24, 2010     services and expenses valued at $1,000


Preferred Stock Subscribed:

January 1, 2010 to March 31, 2010 - 100,000 series A shares, for cash of $90,000, convertible to shares of common stock - proceeds were used in working capital.
July 1, 2010 to September 30, 2010 - 80,856 series A shares, for cash of $66,527, convertible to shares of common stock - proceeds were used in working capital.

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

November 10, 2010     Northstar Electronics, Inc.
                     (Registrant)

                 By: /s/ Wilson Russell
                 ----------------------
                 Wilson Russell, PhD, President and Chief Financial Officer
