Form 10-K/A
period 2009-12-31
NORTHSTAR ELECTRONICS INC
filed 2010-12-01
CIK 1082027

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No.2 of Form 10-K)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      (1) [x] Yes [  ] No        (2) [x] Yes  [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.     [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]   No  [x]

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

Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward looking statements. Such factors include, but are not limited to changes in economic conditions, government regulations, contract requirements and abilities, behavior of existing and new competitor companies and other risks and uncertainties discussed in this annual report on Form 10-K/A.

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

The Company’s working capital and capital requirements will depend on many factors, including the ability of the Company to increase contract manufacturing sales in order to generate sufficient funds to cover the current level of operating expenses. During the most recent fiscal year the Company increased its long-term debt by $33,900 (2008 - 211,979, 2007 - $747,902). Trade Payables are abnormally high during this developing period and communications have been maintained in view of long term business prospects. The Company is negotiating to secure an equity financing in the short term.

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

With respect to the trade payables, the Company's suppliers have been cooperative with the Company to date and the Company expects they will continue to be so in the future. With respect to government loans, the various agencies holding the loans have been cooperative with the Company to date and the Company expects they will continue to be so in the future.

During the last quarter 2009, NTI’s long term ACOA loan was in default.  As the sister subsidiary, NNL also has extensive loans with ACOA and, subsequent to the year end, all outstanding loans with both subsidiaries are being revised to reflect an overall reduced monthly payment for the near term, and increasing in the long term.  These loan term alterations are anticipated to be in place before the end 2010. It was also reported that an NNL loan was delinquent by an amount of $25,440. This is a reporting anomaly that is a forgivable 4-month period on principle payment at the start of the loan.

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

In October, 2009 the Company secured a contract related Line of Credit for US$800,000 (subsequent to the year-end was increased by US$300,000) for in-process, contract production funding.  The LOC is potentially expandable for most manufacturing contracts the Company may undertake.

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

Stockholders’ Deficit

Common Stock (note 14 & 16)
Authorized:
100,000,000 Common shares with a par value of $0.0001 each
20,000,000 Preferred shares with a par value of $0.0001 each
Issued and outstanding:
31,939,070 Common shares (29,960,370 - 2008)	3,194	2,997
348,000 Preferred series A shares (68,800 – 2008)	285,600	51,600
Additional Paid-in Capital	5,174,173	4,954,639
Accumulated Other Comprehensive Income (Loss)	(457,939)	88,935
Accumulated Deficit	(9,641,847)	(8,643,681)
	(4,636,819)	(3,545,510)
	$759,614	$1,120,759

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

	$ 213,988	$ 205,448
b. Atlantic Canada Opportunities Agency (“ACOA”)
Interest-free unsecured loan repayable in monthly payments of Cdn $41,667 commencing March 2009 (Cdn $365,000; 2008 – Cdn $405,774) and matures on September 1, 2010.	348,758	331,356
Interest-free unsecured loan repayable in monthly payments of Cdn $5,938 commencing April 2005 (Cdn $345,075; 2008 – Cdn $441,675) and matures on April 1, 2013.	329,719	360,672
Interest-free unsecured loan to a maximum of Cdn $329,375 repayable in monthly payments of Cdn $5,490 commencing July 2007 (Cdn $252,266; 2008 – Cdn $318,141) and matures on April 1, 2013.	241,040	259,794
Interest-free unsecured loan repayable in monthly payments of Cdn $6,469 commencing August 2007 (Cdn $500,852; 2008 – Cdn $500,000)	478,565	408,300
Interest-free unsecured loan repayable in monthly payments of Cdn $3,484 commencing July 2007 (Cdn $151,516; 2008 – Cdn $193,324) and matures on July 1, 2013.	144,774	157,868
Interest-free unsecured loan, monthly principal repayments of Cdn $2,621 (Cdn $170,625; 2008 – Cdn $170,625) and matures on December 1, 2014.	163,032	139,332
9% loan with monthly blended repayments of Cdn $6,360 (Cdn $134,152; 2008 – Cdn $185,388) and matures on November 1, 2010. The Company appears delinquent for the Sept, Oct, Nov and Dec payments totaling $25,440.	128,182	151,388

	2,048,058	2,014,158
Less: Current portion	1,339,568	497,170

Long term debt	$ 708,490	$1,516,988

Principal repayment terms are approximately as follows:

2010	$1,339,568
2011	231,205
2012	201,418
2013	112,834
2014	163,032

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

Item 8A.  Controls and Procedures

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

Framework used by Management to Evaluate the Effectiveness of Internal Controls over Financial Reporting

We maintain internal controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure within certain policies and procedures.  These policies and procedures include:

- maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of  assets,

-provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

For the year ended December 31, 2009 management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), an Internal Control - Integrated Framework issued in 1992, to evaluate the effectiveness of our internal control over financial reporting.

Management’s Assessment of the Effectiveness of Internal Controls over Financial Reporting as of December 31, 2009

Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that our internal control over financial reporting was effective as of December 31, 2009, but that as set forth below our disclosure control over financial reporting was not effective as of December 31, 2009.

Attestation Report of the Registered Accounting Firm

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Factors Considered in Determining Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our President/Chief Executive Officer/Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2009.

Our disclosure controls over financial reporting are designed by, or under the supervision of, our President/Chief Executive Officer/Chief Financial Officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, and provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, that our receipts, expenditures and business transactions are being made in accordance with authorizations of our management and directors and that all of our reporting obligations are met.

Management’s Assessment of the Effectiveness of Disclosure Controls over Financial Reporting as of December 31, 2009

Management conducted an evaluation of the effectiveness of our disclosure control over financial reporting and determined that our disclosure control over financial reporting was not effective as of December 31, 2009. Procedures and controls regarding complying with disclosure reporting requirements was not adequate in that the affirmation regarding disclosure controls and procedures and the affirmation regarding internal controls did not meet the technical SEC and Sarbanes Oxley requirements. In the future, management will review the form of the 10-K to ensure that the affirmations meet the disclosure affirmation requirements and the internal control affirmation requirements. Measures have been taken to ensure this weakness in disclosure controls is remedied, principally by input from the Company’s legal securities counsel with respect to the disclosure obligations of the Company.

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

Item 13. Exhibits and Reports on Form 8-K

Exhibit 31.1 - Amended Certification of Chief Executive Officer and Chief Financial Officer

Exhibit 32.1 - Amended Certification Pursuant To 18 U.S.C Section 1350

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

(Registrant)

Northstar Electronics, Inc.

/s/Wilson Russell, PhD

Chief Executive Officer and Chief Financial Officer

Date: December 1, 2010