Form 10-K/A
period 2009-12-31
NORTHSTAR ELECTRONICS INC
filed 2010-12-01
CIK 1082027

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No.3 of Form 10-K)

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

	$ 213,988	$ 205,448
b. Atlantic Canada Opportunities Agency (“ACOA”)
Interest-free unsecured loan repayable in monthly payments of Cdn $41,667 commencing March 2009 (Cdn $365,000; 2008 – Cdn $405,774) and matures on September 1, 2010.	348,758	331,356
Interest-free unsecured loan repayable in monthly payments of Cdn $5,938 commencing April 2005 (Cdn $345,075; 2008 – Cdn $441,675) and matures on April 1, 2013.	329,719	360,672
Interest-free unsecured loan to a maximum of Cdn $329,375 repayable in monthly payments of Cdn $5,490 commencing July 2007 (Cdn $252,266; 2008 – Cdn $318,141) and matures on April 1, 2013.	241,040	259,794
Interest-free unsecured loan repayable in monthly payments of Cdn $6,469 commencing August 2007 (Cdn $500,852; 2008 – Cdn $500,000)	478,565	408,300
Interest-free unsecured loan repayable in monthly payments of Cdn $3,484 commencing July 2007 (Cdn $151,516; 2008 – Cdn $193,324) and matures on July 1, 2013.	144,774	157,868
Interest-free unsecured loan, monthly principal repayments of Cdn $2,621 (Cdn $170,625; 2008 – Cdn $170,625) and matures on December 1, 2014.	163,032	139,332
9% loan with monthly blended repayments of Cdn $6,360 (Cdn $134,152; 2008 – Cdn $185,388) and matures on November 1, 2011. The Company appears delinquent for the Sept, Oct, Nov and Dec payments totaling $25,440.	128,182	151,388

	2,048,058	2,014,158
Less: Current portion	1,339,568	497,170

Long term debt	$ 708,490	$1,516,988

Principal repayment terms are approximately as follows:

2010	$1,339,568
2011	231,205
2012	201,418
2013	112,834
2014	163,032

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