Form 10-K
period 2010-12-31
NORTHSTAR ELECTRONICS INC
filed 2011-05-18
CIK 1082027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[x] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

State issuer’s revenues for its most recent fiscal year: $3,196,730

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

December 31, 2010:  $4,000,000 approximately

Aggregate market value of non-voting common equity held by non-affiliates as of

December 31, 2010:  Not Applicable

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Outstanding shares of common stock as of December 31, 2010: 36,143,942

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

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

Signatures

3 4 4 7 7 7 7 7 7 12 32 32 34 34 34 34 35 35 35 36

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

Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward looking statements. Such factors include, but are not limited to changes in economic conditions, government regulations, contract requirements and abilities, behavior of existing and new competitor companies and other risks and uncertainties discussed in this annual Form 10-K report.

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

Because we have a net loss from operations of $1,330,328 for the year ended December 31, 2010 and have accumulated losses of $10,912,175 from inception, we face a risk of insolvency and we remain dependent on equity and debt financing to help pay operating costs and to help cover operating losses.  Business financing is being pursued in respect of large-scale contracts.

Although the Company has moved to obtain additional, major sub-contract customers we are substantially dependent on two customers, at present, to generate future sales.   Our future is uncertain if our relationships with these major customers fail.

The auditor’s report for our December 31, 2010 consolidated financial statements includes an additional paragraph that identifies conditions which raise substantial doubt about our ability to continue as a going concern. The audited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PART I

Item 1. Description of Business

The business of the Company is primarily that of its wholly owned subsidiary, Northstar Network Ltd. (NNL). NNL carries out defense, aerospace and homeland security contract manufacturing.  Northstar Technical Inc., (NTI), our second subsidiary, has been involved in underwater sonar sensors primarily related to the fishing industry. NTI is presently under re-structuring due to a downward trend in the commercial fishing industry. NTI had developed, manufactured and sold undersea sonar communications systems in that industry over the past decade. However, much of the new technology developed using underwater communicating techniques did not receive strong market acceptance as the time taken for product development and market introduction was long.  The lack of capital funding was predominantly responsible for this situation.  Under a restructured program NTI intends to seek specialized areas of business in order to find new commercial markets for its technology.

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

Research and Development:

The Company did not expend any efforts on research and development during the year.

CONTRACT MANUFACTURING (CM)

NEI has become a subcontractor to the aerospace and contract manufacturing industries.  Through its subsidiary, NNL, the Company assembles electronic and mechanical systems under contract to the defense and aerospace industry (called ‘build to print’). Products are built according to designs provided by our customers.   The main customers are currently Lockheed Martin Aerospace and L-3 Communications MAPPS Inc., a Canadian subsidiary of L-3 Communications Inc., for whom the Company provides production engineering, contract manufacturing of console components, sourcing and procurement of replacement parts, assembly into full systems, testing and shipping.

The Company has attended defense and aerospace exhibitions in the United States and Canada and has participated in missions to meet prime contractors involved in major defense contracts.  The Company has attracted a variety of major customer prospects in this area for which bids are actively being submitted.

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

We are not aware, at this time, of any companies in particular that are direct competitors. However, we expect that, dependent upon the economic and political factors influencing major defense contractors such as Lockheed Martin, there will indeed be strong competition for future contracts. NNL’s main competitive advantages are price (our labor and overhead rates are low compared to many other jurisdictions) and quality of our current work on naval machine control consoles (MCCs) and other aeronautics contracts.

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

Dependence on One or a Few Major Customers – CM

NNL currently depends to a great extent on Lockheed Martin Aeronautics and L-3 Communications MAPPS for its contracts. Lockheed Martin is comprised of many semi-autonomous divisions, which have many customers. We are dealing with four divisions, similar to dealing with four independent companies, regarding contract opportunities. We continue to reduce our dependency on a few divisions by contacting other large prime contractors about CM opportunities with them. We expect this activity will result in NNL developing different business in addition to that with Lockheed Martin and L-3 Communications MAPPS in the future.  As example, NNL has started to provide some maintenance parts for the P3 Orion at Lockheed Martin’s Greenville, SC aircraft maintenance facility.

The Company is attempting to broaden its CM opportunities.  Several bid responses are awaiting final assessment and potential contract award. One is to BAE/Hagglands for Armoured Vehicle Personnel Carriers with component part assemblies the other is to Lockheed Martin’s MS2 Division in Manassas, VA for Victoria Class submarine console upgrades.

During the year, NNL was awarded an increase of $9.1MM over 5 years to its MLU Orion/CP140 project (previously named ASLEP).

Need for Government Approvals – CM

There are no required government approvals applicable to our CM activities, except any required as part of a contract. In that event, the requirement would be passed down from the prime contractor as a part of the statement of work.

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

NNL did not incur expenditures in fiscal 2010 on CM research and development activities.

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

As a result of its capabilities and expertise, NNL developed an approach to securing and executing defense and other contracts. NNL brings together a number of Small Medium Size Enterprises (SME) affiliate companies thereby presenting a broad capability to prime defense contractors.  Because NNL offers ‘one stop shopping’ for approximately 25 companies with a wide range of relevant expertise, it is anticipated that contract work for various Canadian government procurements will flow to NNL.

NNL has carried out several contracts for Lockheed Martin on the development and production of an underwater intruder detection system and is pursuing new contracts in the defense and homeland security areas. NNL is currently contracted on two defense related contracts, one in surface naval vessel upgrades and the other in aeronautics. Additionally, a previous proto-type project for the development of an advanced underwater sonar array unit became active again during the last quarter, 2010.  A formal bid is anticipated to be made early in the new year for another test unit for the same ‘Undisclosed’ USA customer.

EMPLOYEES

As of December 31, 2010 the Company had a total of 19 employees.

PUBLIC INFORMATION

The Company electronically files with the Securities and Exchange Commission (SEC) all its reports, including but not limited to its annual and quarterly reports. The SEC maintains an internet site (http://www.sec.gov) that contains reports and other information regarding issuers that do file electronically. The Company maintains a web site address at www.northstarelectronics.com

Item 2. Description of Properties

The Company rents its corporate offices located at: 410 – 409 Granville Street, Vancouver, British Columbia, Canada, V6C 1T2.  Northstar Network Ltd has leased offices and operations facilities at: 1 Duffy Place, St. John’s, Newfoundland, Canada.

Item 3. Legal Proceedings

There are no known legal filings registered or contemplated against the Company. Several debt claims have been registered against the company.  The total of the registrations is approximately $29,000.

Item 4. Submission of Matters to a Vote of Security Holders

No change since previous filing.  The Company has filed with the SEC an SB-1 registration statement April 2000, an S-8 registration November 2000 and quarterly reports (form 10QSB) for June and September 2000 and for March, June and September 2001, 2002, 2003, 2004, 2005, 2006 and 2007, form 10Q’s for March, June and September 2008, 2009  and 2010 and annual reports (form 10KSB) for December 31, 2000, 2001, 2002, 2003, 2004, 2005, 2006, 2007 and form 10K for 2008 and 2009.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

No change since previous filing.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion, comparison and analysis should be read in conjunction with the Company’s accompanying audited consolidated financial statements for the years ended December 31, 2010 and 2009 and the notes related thereto. The discussion of results, causes and trends should not be construed to infer conclusions that such results, causes or trends necessarily will continue in the future.

DISCUSSION

The following table sets forth for the years indicated items included in the Company’s consolidated statement of operations:

                                            2010               2009             2008              2007             2006

Total revenue                  $3,186,964     $3,913134    $2,254,657    $1,611,203   $1,460,508

Cost of goods sold            2,806,881     3,080,792      2,148,539         725,706        614,444

Discounts                                       -                     -                    -                     -        116,241

                                        2,806,881      3,080,792      2,148,539         725,706        730,685

Gross margin                       380,083         832,342         106,118         885,497        729,823

Expenses                          1,710,411     1,830,507       1,846,748      1,664,315     1,699,109

Net (loss)                     $(1,330,328)   $(998,165)   $(1,740,630)   $ (778,818)   $(969,286)

Net (loss) per share              $(0.04)            $(0.03)         $(0.06)          $(0.03)          $(0.05)

In 2010 the Company attempted to increase contract production with customers, to develop delivery requirements with suppliers and to improve internal systems.  A shortage of working capital in support of production became an issue as the Company took measures to provide that support.  Sufficient capital was not raised and consequent production restrictions caused delays with contract deliveries.  The delays resulted in increased production costs (cost of goods sold) and delays in the receipt of prospective contract increases.

As a result of an inability to obtain sufficient operating funding for the expanding production demands the Company could not materialize all potential contract revenue opportunities during the year. New financing approaches have been considered and alternate opportunities were pursued late in the fiscal year to position the Company for growth. In 2010, the Company had a decrease in contract billings resulting in lower revenues while at the same time maintained production expenditures which further increased the loss position. Although there was a decrease in gross margin to 11.9%, the lack of necessary operating capital caused greater material/production/shipping costs and hence insufficient margins to show a profit for the year.  The loss increased to $(1,330,328) (41.7%) from a loss of $(998,165) for 2009, however.  With anticipated equity investment for operations, plans have been made subsequent to the year end to further increase gross margins. In view of these issues contract revenue performance fell below expectations for 2010, one new contract prospect was delayed until the coming year and a second awarded contract increase for the P3/Orion MLU project only started to receive purchase orders subsequent to the year end.

Production on the first phase of the P3 project slowed down as per its scheduled completion in the first quarter, 2011. Subsequent to the year end, in the first quarter of 2011, the Company received purchase orders for production on the second phase of the project.  The slowdown in production on the P3 project, as noted above, resulted in lower revenues in the fourth quarter of 2010. A Frigate Console project is underway but lack of sufficient operating capital caused a delay in the first full shipset to November, 2010 from early September.  Consequently the second shipset delivery moved out into mid 2011.

The Company’s total revenues for 2010 were $3,186,964 ($3,913,134 for 2009, $2,254,657 for 2008 and $1,611,203 for 2007). We incurred a net loss from operations of $1,330,328 [$(998,165) for 2009 $(1,740,630) for 2008 and $(778,818) for 2007]. Total revenue for 2010 includes sales of $3,186,964 and $nil in recovery of research and development costs (2009 includes sales of $3,913,134 and $nil in recovery of research and development costs and 2008: $2,129,994 in sales and $124,663 in recovery of costs).

NETMIND operations were reduced to servicing customers in 2010 and 2009.  The Company was unable to finance its operations and attract personnel to manufacture and market the NETMIND product.  These issues are being dealt with as NTI is restructured.  The outstanding financial affairs of NTI are being dealt with in a responsible manner.

Defense Sonar Development Contract Opportunity

During 2010 the Company completed its contract work on the first phase of Project X and submitted a proposal for another prototype system for an ‘Undisclosed’ prospective customer.

Contract Manufacturing

NNL remained active pursuing and growing contract manufacturing opportunities during 2010.  The Company improved its industry certification to AS9100A, a high aeronautics standard, in order to meet the requirements to bid on projects with Boeing and other major aeronautics companies.  During 2010 the Company was awarded a contract for additional P3/CP140 aircraft ASLEP upgrades from Lockheed Martin Aeronautics.

Systems Integration

The Company will continue to pursue contract systems integration business in 2011.

Description of Existing Contracts:

Marine Naval Consoles -  L-3  Communications MAPPS Inc.

The contract, awarded in March 2009, is to manufacture 66 Standard Marine Consoles and 60 Local Operating Panels as part of its Integrated Platform Management System (IPMS) for the Halifax Class naval frigates of the Canadian Navy.  The Company had to re-schedule the first delivery due to the unavailability of additional financing to maintain the tight production schedule and alterations by the customer.  Funding was obtained during the last business quarter and the first full system shipset was delivered at the end of November.   Future delivery timetables also require adequate funding be available during production of additional shipsets in the new year.  Missing or altering future deliveries could put the contract at risk. Subsequent to the year end a $990,000 proposal was submitted for additions to the existing contract.

Wing Box Assemblies for P3/CP140 MLU Program - Lockheed Martin Aeronautics Co.

The former original Master Purchase Order contract for 48 aircraft winds down in 2011  and the follow-on Master Purchase Order for 67 aircraft was received at the beginning of the 3rd Quarter 2010.  Actual production was delayed during the remainder of the year while customer continued to refine its purchase order requirements.  Small quantity shipset orders will commence in the first quarter, 2011 with additions to follow within the quarter. With sufficient contract project funding support in place in early 2011, contract production can be accelerated.

The Company manufactures components for new production, service life extension kits for the Lockheed Martin’s MLU (Mid Life Upgrade renamed from ASLEP) Program for the P-3 Orion aircraft.  Lockheed Martin’s P-3 Mid Life Upgrade (MLU Program is the only certified, low-risk and cost-effective solution to extend P-3 aircraft service life. The MLU replaces the aircraft outer wings, center wing lower section and horizontal stabilizer with new production components.  These components will add more than 15,000 flying hours to each aircraft, representing 15 to 20 additional years of service for this critical maritime patrol and reconnaissance aircraft.  There are approximately 435 P-3 aircraft in the worldwide fleet.

Results of Operations

Gross margins decreased to 11.9% compared with 21.3% for 2009 and 4.7% for 2008 (55% for 2007, 51% for 2006 and 58% for 2005). The margin decline for 2008 was directly related to the increase in contract work on the P3 program. A significant cause of any fluctuation in the gross margin percentages would be due to changes in the revenue mix where the Company is now generating greater revenues with significantly more direct costs attached.

During 2010 and 2009, the Company did not spend funds on design engineering and prototype development related to the development of engineering systems ($295,302 in 2008, $234,019 in 2007, $389,222 in 2006 and $816,622 in 2005).

The Company received contract and sales revenues of $3,186,964 in 2010 (2009: $3,913,134) (2008: $1,899,061) (2007: $664,110) (2006: $577,237) (2005: $492,810) and government incentive research and development recoveries of $nil included in revenues (2009: $nil) (2008: $124,663) (2007: $153,286) (2006: $311,698) (2005: $671,720).

The direct result of managing operating expenses (9.8% reduction from 2009) helped reduce the overall loss for the year.  However, with tight constraints on operating capital some costs naturally increased.  Gross margin increase is necessary along with increased sales to enable profitability.   The Company incurred a loss of $(1,330,328) for 2010 compared to losses of $(998,165) for 2009, $(1,740,630) for 2008, $(778,818) for 2007, $(969,286) for 2006 and $(984,768) for 2005.

The Company expects that design, engineering, development and manufacture of defense systems will continue to be the major component of its business over the next five years.  Major prospect opportunities exist over previous years at this time.

Liquidity and Capital Resources

The Company used cash in operations of $(777,903) in 2010 compared to cash used by operations of $(467,412) in 2009, $(806,715) in 2008, $(773,520) in 2007, $(607,410) in 2006, and $(311,237) in 2005.  In 2010 the Company raised equity financing of $777,604 compared to $287,500 equity funding during 2009, $144,088 equity funding during 2008 and $134,250 equity funding during 2007 and $304,325 equity funding during 2006. The net cash was used to fund operations.

The Company’s working capital and capital requirements will depend on many factors, including the ability of the Company to increase contract manufacturing sales in order to generate sufficient funds to cover the current level of operating expenses. During the most recent fiscal year the Company decreased its long-term debt by $23,078 (increased by: 2009 - $33,900, 2008 - 211,979, 2007 - $747,902).

The Company is negotiating to secure equity financing in the short term.

With respect to the trade payables, the Company's suppliers have been cooperative with the Company to date. The Company will maintain its focus on reducing the outstanding amounts payable with increased cash flow from operations and from debt financing. The Company expects its suppliers will continue to be supportive in the future, and the Company will continue with its communications regarding future prospects.

With respect to government loans, the various agencies holding the loans have been cooperative with the Company to date. NTI loans moved into default status during the third quarter as noted in that filing.  Subsequent to the 2010 year end arrangements were being put in place to return the loans to original status. These loan term alterations are anticipated to be in place during 2011. The Company anticipates continued lendor support into the future.

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

During the fourth quarter of 2009, NTI’s long term ACOA loan was in default.  NNL also has outstanding loans owing to ACOA and, subsequent to the 2010 yearend, all outstanding loans with both subsidiaries are being revised to reflect an overall reduced monthly payment for the near term, and increasing in the long term.  These loan term alterations are anticipated to be fully in place during the 2nd quarter 2011.

Working Capital and Operations

In March 2009 the Company received a contract from L-3 Communications MAPPS Inc., a subsidiary company of L-3 Communications Inc., for US$2.05M for the engineering design and assembly of Machine Control Consoles (MCCs) for the Halifax Class, Canadian Naval Frigate Upgrade Program.  In 2010 the Company received a contract upgrade increasing the total contract value to US$3.4M.

Over the next six months the Company expects to require approximately US$1,250,000 to cover production costs associated with new contracts and an additional $500,000 for working capital over the subsequent twelve months.  The Company is attempting to secure financing by way of private placements of equity financings.

Although the Company raised working capital through equity funding during 2010 a large amount of equity-based working capital is further required to efficiently carry out existing and expected contracts.  We believe that with sufficient working capital, the Company’s revenues and backlog of work can grow in 2011 with the prospect of an improved bottom line.

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

Item 7. Financial Statements

NORTHSTAR ELECTRONICS, INC.

Index to Consolidated Financial Statements December 31, 2010 and 2009 (U.S. Dollars)

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Northstar Electronics, Inc.:

We have audited the accompanying consolidated balance sheet of Northstar Electronics, Inc. (“the Company”) as at December 31, 2010 and 2009, the related consolidated statement of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company's internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2010 and 2009, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has not generated revenues since its inception, has incurred annual losses, and further losses are anticipated. The Company requires additional funds to meet its obligations and ongoing operations. Management’s plans in this regard are described in Note 1. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        Meyers Norris Penny LLP, Chartered Accountants

Vancouver, BC, Canada

May 17, 2011

MEYERS NORRIS PENNY LLP

Vancouver, Canada

CHARTERED ACCOUNTANTS & BUSINESS ADVISORS

2300 – 1055 DUNSMUIR STREET  VANCOUVER, BC  V7X 1J1

PH. (604) 685-8408  FAX (604) 685-8594   www.mnp.ca

NORTHSTAR ELECTRONICS, INC.

Consolidated Balance Sheets

December 31

(US Dollars)	2010	2009

Assets

Current
Cash and cash equivalents	$135,311	$108,486
Accounts receivable (note 5)	51,088	208,973
Investment tax credits receivable	-	-
Inventory (note 2d)	121,311	132,367
Prepaid expenses	7,967	44,156

	315,677	493,982
Deferred contract costs (note 6)	56,977	193,464
Intangible asset (note 7)	12,120	14,333
Equipment (note 7)	44,920	57,835

	$429,694	$759,614

Liabilities

Current
Accounts payable and accrued liabilities	$1,969,659	$1,623,875
Loans payable (note 8)	580,830	193,161
Due to Cabot Management Limited (note 9a)	55,049	52,078
Due to Directors (note 9)	1,208,265	1,205,743
Deferred revenue	34,883	273,518
Current portion of long-term debt (note 10)	1,318,587	1,339,568

	5,167,273	4,687,943
Long-term debt (note 10)	706,393	708,490

	5,873,666	5,396,433

Stockholders’ Deficit

Common Stock (note 15&16)
Authorized:
100,000,000 Common shares with a par value of $0.0001 each
20,000,000 Preferred shares with a par value of $0.0001 each
Issued and outstanding:
36,143,942 Common shares (31,939,070 - 2009)	3,614	3,194
488,586 Preferred series A shares (348,000 – 2009)	409,299	285,600
Additional Paid-in Capital	5,764,443	5,174,173
Accumulated Other Comprehensive Income (Loss)	(649,153)	(457,939)
Accumulated Deficit	(10,972,175)	(9,641,847)
	(5,443,972)	(4,636,819)

	$429,694	$759,614

See notes to consolidated financial statements

Nature of operations and going concern (note 1)

Contingent liabilities (note 11)

Commitment (note 12)

NORTHSTAR ELECTRONICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

Years Ended December 31

(US Dollars)

	2010	2009	2008

Revenues	$3,186,964	$3,913,134	$2,247,067
Cost of Goods Sold	2,806,881	3,080,792	2,148,539

Gross Margin	380,083	832,342	98,528

Expenses
Salaries, wages and benefits	373,918	383,848	341,051
Research and development	-	-	295,302
Travel, marketing and business development	47,779	32,316	141,883
Management fees	210,000	175,727	150,000
Finance fees	70,000	-	-
Consulting	16,458	98,731	102,150
Rent	110,851	139,779	131,147
Professional fees	162,286	108,882	115,163
Office and miscellaneous	192,320	146,025	108,361
Bad debts	5,415	15,596	154,717
Interest on long-term debt	411,507	274,159	220,372
Telephone and utilities	31,694	37,323	65,057
Loss on disposal of assets	4,307	1,839	-
Foreign exchange loss (gain)	(3,350)	396,781	(7,590)
Depreciation	15,013	15,102	16,859
Amortization of intangible asset	2,213	4,399	4,686
Interest and penalties (note 14)	60,000	-	-

	1,710,411	1,830,507	1,839,158

Net loss for the year	(1,330,328)	(998,165)	(1,740,630)
Other comprehensive income
Foreign currency translation adjustment	(190,811)	(546,874)	549,822
Net loss and comprehensive loss for the year	(1,521,139)	(1,545,039)	(1,190,808)
Loss Per Share (Basic and Diluted)	$ (0.04)	$ (0.03)	$ (0.06)

Weighted Average Number of Common
Shares Outstanding (Basic and Diluted)	34,762,851	31,140,586	29,258,765

See notes to consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Statements of Changes in Stockholders’ Deficit

Years Ended December 31

(US Dollars)

	Number of Shares	$	Par Value	$	Additional Paid-In Capital	$	Other Comprehensive Income (Loss)	$	Accumulated Deficit	$	Total Stockholders’ Deficit

Balance December 31, 2007	27,657,081		$2,766		$4,765,743		$(460,287)		$(6,903,051)		$(2,594,829)
Other comprehensive income	-		-		-		549,222		-		549,222
Issuance of common stock:
For services	1,017,195		102		96,625		-		-		96,727
For cash	1,286,094		129		92,271		-		-		92,400
Net loss	-		-		-		-		(1,740,630)		(1,740,630)

Balance December 31, 2008	29,960,370		$2,997		$4,954,639		$88,935		$(8,643,681)		$(3,597,110)
Other comprehensive loss	-		-		-		(546,874)		-		(546,874)
Issuance of common stock:
For services	1,346,547		134		119,622		-		-		119,756
For cash	632,153		63		53,437		-		-		53,500
Stock option benefit	-		-		46,475		-		-		46,475
Net loss	-		-		-		-		(998,165)		(998,165)

Balance December 31, 2009	31,939,070		3,194		5,174,173		(457,939)		(9,641,846)		(4,922,418)
Other comprehensive loss	-		-		-		(190,811)		(1)		(190,812)
Issuance of common stock:
For services	985,856		98		155,781		-		-		155,879
For cash	3,191,172		319		411,740		-		-		412,059
For preferred conversion	160,000		16		32,812		-		-		32,828
For loan payable	30,000		3		6,597		-		-		6,600
For prepaid expense	508,844		51		96,949		-		-		97,000
Held by the Company	(671,000)		(67)		(113,609)		-		-		(113,676)
Net loss	-		-		-		-		(1,330,328)		(1,330,328)
Balance December 31, 2010	36,143,942		$3,614		$5,764,443		$(649,153)		$(10,972,175)		(5,852,868)

Series A shares of preferred stock -	Balance December 31, 2009										285,600
Series A shares of preferred stock -	Converted to common shares										(32,828)
Series A shares of preferred stock -	Issued during the year										156,527
											409,299
Total stockholders’ equity (deficit) December 31, 2010	36,143,942		$3,614		$5,764,443		$(649,153)		$(10,972,175)		$(5,443,972)

See notes to consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Statements of Cash Flows

Years Ended December 31

(US Dollars)	2010	2009	2008
Operating Activities
Net loss	$(1,330,328)	$(998,165)	$(1,740,630)
Items not involving cash:
Depreciation	15,013	15,102	16,859
Amortization of intangible assets	2,213	4,399	4,686
Services paid with common stock	155,879	119,756	96,640
Loss on disposal of assets	1,254	1,839	-
Equity based compensation	-	46,475	-
Changes in Non-Cash Working Capital:
Accounts receivable	211,484	395,839	17,975
Prepaid expenses	(67,098)	7,267	(3,221)
Inventory	17,869	(29,514)	(41,109)
Accounts payable and accrued liabilities	459,978	(168,261)	836,253
Deferred revenue	(244,167)	137,851	5,832
Cash Used in Operating Activities	(777,903)	(467,412)	(806,715)

Investing Activities
Deferred contract costs	-	-	-
Acquisition of equipment	-	(15,591)	(18,726)
Cash Used in Investing Activities	-	(15,591)	(18,726)

Financing Activities
Issuance of share capital for cash (net of issue costs)	672,186	287,500	144,088
Loan advances	281,876	-	17,645
Long term financing	(142,998)	-	417,950
Repayment of debt	-	(62,893)	-
Advances from directors	(33,460)	185,609	455,119
Cash Provided by Financing Activities	777,604	410,216	1,034,802

Effect of Foreign Currency Translation on Cash	27,124	(29,075)	(33,066)

Increase (Decrease) in Cash and Cash equivalents	26,825	(101,862)	176,295
Cash and Cash Equivalents, Beginning	108,486	210,348	34,053

Cash and Cash Equivalents, Ending	$135,311	$108,486	$210,348

Supplemental Information
Income taxes paid	$-	$-	$-
Interest paid	$411,507	$274,159	$220,372
Common stock issued for debt	$6,600	$-	$-

See notes to consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to continue as a going-concern and contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As at December 31, 2010, the Company incurred a net loss of $1,270,328 (2009: $998,165) and had a working capital deficiency of $4,791,596 (2009: $3,487,101), which includes $1,318,587 of long term debt due within one year (2009: $1,339,568) and $34,883 in deferred revenue which will be included in revenue in 2011 (2009 - $273,518 included in revenue in 2010).

The Company is in default on some loans (note 10).  These situations are under review and expected to be revised.

Management has undertaken initiatives for the Company to continue as a going-concern.  For example, the Company is negotiating to secure an equity financing in the short-term and is in discussions with several investors.  The Company also expects to increase contract manufacturing revenues in 2011.  The Company has tendered proposals and price quotations on Submarine Command & Control Console production contracts along with other military contracts.  These initiatives are in recognition that for the Company to continue as a going-concern it must generate sufficient cash flows to meet its obligations and expenses.  In addition, management believes these initiatives can provide the Company with a solid base for profitable operations, positive cash flows and reasonable growth.  Management is unable to predict the results of its initiatives at this time.  Should management be unsuccessful in its initiative to finance its operations, the Company’s ability to continue as a going-concern will remain in doubt.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist primarily of amounts due to the Company resulting from normal business activities.  The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable.  The allowance is based on our assessment of known delinquent accounts.  Accounts are written off against the allowance account when they are determined to be no longer collectible.

d.

Inventory

Inventories consist of raw material stated at the lower of cost and net realizable value, with cost being determined on a first-in, first-out (FIFO) basis, and unbilled work in progress stated at cost.

Inventory consists of the following:

	2010	2009
Raw materials	$65,427	$132,367
Work in progress	55,884	-
	$121,311	$132,367

e.

Research and development

Research and development costs are expensed to operations as incurred.

f.

Deferred contract costs

The Company accounts for contract costs incurred prior to commencement of production under long term contracts in accordance with FASB Accounting Standards Codification Topic ASC 340, ‘Other Assets and Deferred Costs’.  Costs on long-term contracts and programs in progress represent recoverable costs incurred for production or contract-specific facilities and equipment, allocable operating overhead, advances to suppliers and general and administrative expenses, whose recovery from future contract revenue is probable.  Deferred contract costs are recognized into income on a pro-rata basis in accordance with the sales incurred to date as a percentage of expected sales.

g.

Investment tax credits

Investment tax credit refunds arising from the incurrence of qualifying research and development expenditures are not recognized until the applicable project is approved as a qualifying research and development project by Canada Revenue Agency. The refunds are recorded as a reduction of the applicable expense.

h.

Equipment

Equipment is recorded at cost less any government assistance received, and is amortized over the estimated useful lives of the equipment using the following annual rates:

Computer equipment

30% declining-balance

Computer software

30% declining-balance

Furniture and equipment

20% declining-balance

Manufacturing equipment

20% declining-balance

Leasehold improvements

20% straight-line

i.

Intangible assets

Intangible assets included in Fixed Assets represent the costs of acquiring the design rights and tooling for a significant component of its Netmind system.  These assets are recorded at cost and amortized on a straight-line basis over 10 years, which approximates the estimated life.

j.

Long-lived assets

The Company accounts for long-lived assets in accordance with the provisions of ASC 350 (formerly SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets).  The statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

k.

Government assistance

The Company’s subsidiaries have been awarded research and development assistance under certain Government of Canada assistance programs.  Amounts received or receivable under these programs are recorded as other income at the time the amounts are approved for payment by the government agency.  Advances for expenses which the Company has yet to incur are also included in deferred revenue (2010 - $34,883: 2009 - $273,518: 2008 - $59,839: 2007 - $63,853).

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

n.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant areas requiring the use of management estimates relate to deferred contract costs, revenue recognition, the determination of the impairment of long-lived assets, the estimation of useful lives, rates and methods for amortization, inventory valuation and realization, recognition of bad debt allowances, the calculation of stock based compensation, valuation of deferred tax assets and liabilities, accounts payable and accrued liabilities and deferred revenue.  Management believes the estimates are reasonable however actual results could differ from those estimates and would impact future results of operations and cash flows.

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

t.

Fair value measurements

Effective January 1, 2008 the Company adopted ASC 820, Fair Value Measurements. ASC 820 provides a definition of fair value, establishes a hierarchy for measuring fair value under generally accepted accounting principles and requires certain disclosures about fair values used in the financial statements.   ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the primary or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

u.

Recently adopted accounting pronouncements

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11(ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. Adoption of this standard did not have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.” The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

v.

Recent accounting pronouncements

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In April 2011, the FASB issued new accounting guidance for purposes of measuring the impairment of receivables and evaluating whether a troubled debt restructuring has occurred. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies–Loss Contingencies. Currently, this guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The adoption of this guidance is not expected to have an impact on our consolidated financial position, results of operations, cash flows, or disclosures.

In December 2010, the FASB issued ASU 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts . The ASU does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step 1 of the goodwill impairment test (i.e. equity-value-based method or enterprise-value-based method). However, it requires entities with a zero or negative carrying value to assess, considering qualitative factors such as those used to determine whether a triggering event would require an interim goodwill impairment test (listed in ASC 350-20-35-30, Intangibles – Goodwill and Other – Subsequent Measurement ), whether it is more likely than not that a goodwill impairment exists and perform step 2 of the goodwill impairment test if so concluded. ASU 2010-28 is effective for the Company beginning January 1, 2011 and early adoption is not permitted. The Company does not expect the adoption of ASU 2010-28 to have a material impact on its consolidated financial position or results of operations.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

 FINANCIAL INSTRUMENTS

Fair values

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and loans payable and amount due to Cabot Management approximate their fair values because of the short maturity of these financial instruments. The carrying value of the Company’s long-term debt approximates fair value as the loans bear market rates of interest.  No interest has been imputed on non-interest bearing loans from government entities.

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

Currency risk

The Company is subject to currency risk as certain of the assets and liabilities are denominated in Canadian currencies.  The exchange rate conversion to US dollars may vary from time to time.

4.

CONCENTRATIONS AND ECONOMIC DEPENDENCE

During 2010, two customers accounted for 99% of the Company's revenue (2009 - 99%).  All of the Company’s assets and liabilities are located in Canada.  100% of the Company’s revenues are derived from the United States.

5.

ACCOUNTS RECEIVABLE

During 2010, two customers accounted for 99% of the Company's accounts receivable (2009 - 99%).  The Company has assigned the rights to certain trade receivables in the amount of $86,091 to Maple Trade Finance Inc. who advanced funds to the Company in exchange for the receivables.  The Company is being charged annual interest of 4% plus administrative fees on the uncollected balance of the receivables transferred.

	2010	2009
Trade receivables	$51,088	$208,973
Allowance for doubtful accounts	-	-
	$51,088	$208,973

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

6.

Deferred Contract Costs

2010		Accumulated
	Cost	Amortization	Net

	$415,143	$358,166	$56,977

2009		Accumulated
	Cost	Amortization	Net

	$415,143	$221,679	$193,464

7.

EQUIPMENT

2010		Accumulated
	Cost	Amortization	Net

Manufacturing equipment	$36,835	$23,780	$13,055
Furniture and equipment	40,545	26,811	13,734
Computer equipment	30,970	20,925	10,045
Computer software	18,248	13,714	4,534
Leasehold improvements	5,760	2,208	3,552
	$132,358	$87,438	$44,920

2009		Accumulated
	Cost	Amortization	Net

Manufacturing equipment	$25,749	$11,887	$13,862
Furniture and equipment	61,115	43,267	17,848
Computer equipment	51,527	35,287	16,240
Computer software	22,213	16,778	5,435
Leasehold improvements	17,506	13,056	4,450
	$178,110	$120,275	$57,835

Intangible asset

The Company acquired the design rights and tooling for a significant component of its Netmind system at a cost of $37,285 amortized to $12,120 (2009 - $14,333).  The asset is tested for impairment annually.  The Company recorded amortization of $2,213 during the year ended December 31, 2010 (2009 - $4,778).

8.

      LOANS PAYABLE

	2010	2009
Demand loans	$318,642	$37,131
10% term loans	83,576	83,576
Repayable government assistance	160,595	53,437
Interest payable	18,017	19,017

	$580,830	$193,161

The demand loans are unsecured with no fixed terms of repayment.

9.

RELATED PARTY TRANSACTIONS

a.

The amount due to Cabot Management Limited, an associated private company related by a common shareholder and director, bears no interest and has no set terms of repayment.

b.

Included in amounts due to directors is a loan of $113,373 with interest terms of 5% per month to December 31, 2009, 3% per month for 2010 and 2% per month for 2011.  Interest accrued in 2010: $48,270 (2009: $60,863).

c.

Included in long-term debt is a loan of $263,976, which bears interest at 5% per month and is due on demand.  Interest accrued in 2010 is $169,814 (2009: $107,609).

d.

The amounts due to directors have no specific terms of repayment and are subordinated to amounts due to ACOA (note 10).

e.

As at December 31, 2010 a total of 219,000 common stock options expired and nil were granted during the year, leaving 4,272,500 issued and outstanding to directors, officers and employees (2009: 4,491,500 outstanding).

f.

The Company accrued management fees payable of $210,000 in total to two directors of the Company for their services as officers of the Company (2009 - $175,727)

The above transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

10.

LONG-TERM DEBT

	2010	2009
	$	$
a. Short term loan due Terra Nova of Cdn $261,362 (2009 - Cdn $223,955). Repayable with interest at 5% monthly calculated daily for the term. Terra Nova is controlled by the spouse of an officer of a subsidiary company (note 9c).	263,976	213,988
b. Atlantic Canada Opportunities Agency (“ACOA”)
Delinquent interest-free unsecured loan repayable in monthly payments of Cdn $41,667 commencing March 2009 (Cdn $368,678; 2009 – Cdn $365,000) and matures on September 1, 2010.	378,579	348,758
Interest-free unsecured loan repayable in monthly payments of Cdn $5,938 commencing April 2005 (Cdn $269,520; 2009 – Cdn $345,075) and matures on April 1, 2013.	272,215	329,719

Interest-free unsecured loan to a maximum of Cdn $329,375 repayable in monthly payments of Cdn $5,490 commencing July 2007 (Cdn $202,949; 2009 – Cdn $252,266) and matures on April 1, 2013.	204,978	241,040
Delinquent interest-free unsecured loan repayable in monthly payments of Cdn $6,469 commencing August 2007 (Cdn $524,460; 2009 – Cdn $500,852).	529,436	478,565

Interest-free unsecured loan repayable in monthly payments of Cdn $3,484 commencing July 2007 (Cdn $120,205; 2009 – Cdn $151,516) and matures on July 1, 2013.	121,407	144,774
Interest-free unsecured loan, monthly principal repayments of Cdn $2,621 (Cdn $162,094; 2009 – Cdn $170,625) and matures on December 1, 2014.	163,715	163,032
Delinquent 9% loan with monthly blended repayments of Cdn $6,360 (Cdn $28,456; 2009 – Cdn $134,152) and matures on November 1, 2010.	28,741	128,182
c. Provincial Government loan
Miscellaneous (Cdn $67,473; 2009 – Cdn $nil)	68,147	0

	2,024,980	2,048,058
Less: Current portion	1,318,587	1,339,568

Long term debt	$706,393	$708,490

Principal repayment terms are approximately as follows:

2011	$1,318,587
2012	201,418
2013	112,834
2014	163,032
2015	$229,109

11.

CONTINGENT LIABILITIES

a.

The Company is contingently liable to repay $2,294,755 in assistance received under the Atlantic Innovation Fund. The assistance is repayable annually at the rate of 5% of gross revenues from sales of products resulting from the Aquacomm research and development project. Gross revenues are to be calculated for the fiscal year immediately preceding the due date of the respective payment. Repayment is to continue until the assistance is repaid in full. To December 31, 2010: $160,595 has been accrued as payable but remains unpaid (2009: $53,437 included in the unpaid amount). The Company was in default of this conditional loan during the year but has arrangements underway to complete the required payments and continue the contingent loan status.

12.

COMMITMENT

The Company is committed to minimum lease payments for property and premises aggregating $218,673 over the term of leases expiring 2014.  Minimum annual lease payments over the next five years are approximately as follows:

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

	2010	2009
Expected dividend yield	-	-
Forfeiture rate	-	-
Volatility	30.00%	30.00%
Risk free interest rate	2.70%	2.70%
Expected average life	2.5 year	2.5 year
Fair Value of options granted	n/a	$46,475

The forfeiture rate is based on the historical annualized forfeiture rate, which is consistent with prior years.  This rate includes only pre-vesting forfeitures.  Volatility is based on an average of the implied volatility in the open market and the annualized volatility of the Company’s stock price over the entire stock history.  The risk free interest rate used is the implied yield currently available from the Canadian Treasury zero-coupon yield curve over the contractual term of the options.  The expected weighted-average life is based on historical exercise behaviour, which compares the average life of the options that have already been exercised or cancelled with the exercise life of all unexercised options.  The exercise life of unexercised options assumes that the option will be exercised at the midpoint of the vesting date and the full contractual term.  These assumptions are consistent with the assumptions used in prior years.

Stock option activity for the years ended December 31, 2010 and 2009 are as follows:

	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price

Balance December 31, 2008	1,956,500	$0.25 - $0.50	$0.35
Granted during the year	3,250,000	$0.25	$0.25
Cancelled/Expired	(715,000)	$0.50	$0.50

Balance December 31, 2009	4,491,500	$0.25 - $0.50	$0.28
Granted during the year	-	-	-
Cancelled/Expired	(219,000)	$0.50	$0.50
Balance December 31, 2010	4,272,500	$0.25 - $0.50	$0.27

Stock Options (Continued):

As at December 31, 2010 and 2009, all stock options were fully vested and exercisable and expire two years after the grant date.  As at December 31, 2010 and 2009, the outstanding stock options granted to directors, employees and others are as follows:

	Exercise	Number of Shares
Expiry Date	Price	2010	2009

March 1, 2010	$ 0.50	-	50,000
December 15, 2010	$ 0.50	-	169,000
October 26, 2011	$0.25	3,250,000	3,250,000
October 30, 2011 (note 14)	$ 0.25	750,000	750,000
December 4, 2011	$ 0.50	10,000	10,000
December 19, 2012	$ 0.50	187,500	187,500
May 1, 2013	$ 0.50	25,000	25,000
March 1, 2015	$ 0.50	50,000	50,000

Total outstanding and exercisable		4,272,500	4,491,500
Weighted average outstanding life of options (years)		2.72	2.72

Warrants

	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price

Balance December 31, 2008	4,008,510	$0.15 - $1.00	$0.76
Granted during the year	-	-	-
Cancelled/Expired	(400,000)	$0.50 - $1.25	$0.87

Balance December 31, 2009	3,608,510	$0.15 - $1.00	$0.74
Granted during the year	185,586	$0.15	$0.15
Exercised during the year	(1,000,000)	$0.15	$0.15
Cancelled/Expired	(1,428,570)	$0.50	$0.50
Balance December 31, 2010	1,365,526	$0.15 - $1.00	$0.74

As at December 31, 2010 and 2009, the outstanding warrants are as follows:

	Exercise	Number of Shares
Expiry Date	Price	2010	2009

August, 2010	$ 0.50	-	1,428,570
Open	$ 0.50	389,170	389,170
Open	$ 0.75	389,170	389,170
During 2011	$ 0.15	350,000	1,350,000
Open	$ 0.15	185,586	-
Open	$ 0.25	51,600	51,600

Total outstanding and exercisable		1,365,526	3,608,510
Weighted average outstanding life of options (years)		1.5	1.5

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

See also note 15.

14.

INCOME TAXES

Income taxes vary from the amount that would be computed by applying the estimated combined statutory income tax rate (34%) for the following reasons:

	2010	2009
(Loss) earnings before income taxes	$ (1,270,328)	$ (998,165)
Income tax rate	34%	34%

Expected income tax expense (recovery) based on above rates	(431,912)	(339,376)
Increase (decrease) due to:
Impact of lower statutory tax rates on foreign subsidiaries	23,085	(1,516)
Non-deductible expenses	63,525	6,970
Other permanent differences	(47,966)	(47,242)
Effect of expiry of losses	131,007	158,963
Change in valuation allowance	322,261	222,201

Provision for income taxes	$ 60,000	$ -

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company’s deferred tax assets and liabilities consist of the following:

	US	Foreign	Total 2010	2009
Accounting value of equipment in excess of tax values	-	940	940	(3,599)
Other assets	-	56,485	56,485	53,395
Non-capital losses carried forward	1,081,080	797,484	1,878,563	1,563,931
Valuation allowance	(1,081,080)	(854,908)	(1,935,988)	(1,613,727)

Net deferred tax asset (liability)	$ -	$ -	$ -	$ -

The Company's carried losses for income tax purposes are $7,167,074 (2009 - $6,549,652), which may be carried forward to apply against future income tax, expiring between 2014 and 2030. During 2010 $655,035 in loss carry forwards expired.  The future tax benefit of these loss carry-forwards has been offset with a full valuation allowance.  These losses expire as follows:

2014	$556,923
2015	1,106,332
2026	681,591
2027	718,441
2028	1,791,899
2029	1,039,431
2030	1,272,447

$7,167,064

The Company has adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS 109. (FIN 48), as codified in ASC 740. ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.

The Company did not file its U.S. federal income tax returns, including, without limitation, information returns on Internal Revenue Service (“IRS”) Form 5471, Information Return of U.S. Persons With Respect to Certain Foreign Corporations for the years ended December 31, 2007 through 2010. Failure to furnish any information with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to certain civil penalties.  The Company has accrued penalties of $60,000 related to these filings.

The Company did not file the information reports for the years ended December 31, 2007 through 2010 concerning its interest in foreign bank accounts on TDF 90-22.1, “Report of Foreign Bank and Financial Accounts” (“FBARs”). For not complying with the FBAR reporting and recordkeeping requirements, the Company is subject to civil penalties up to $10,000 for each of its foreign bank. The Company does not believe that the failure to file the FBAR was willful and intends to seek a waiver of any penalties. The Company is unable to determine the amount of any penalties that may be assessed at this time and believes that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

In addition, because the Company did not generate any income in the United States or otherwise have any U.S. taxable income, the Company does not believe that it owes U.S. federal income taxes in respect to any transactions that the Company or any of its subsidiaries may have engaged in through December 31, 2010. However, there can be no assurance that the IRS will agree with the position, and therefore the Company ultimately could be held liable for U.S. federal income taxes, interest and penalties. The tax years ended December 31, 2007 to 2010 remain open to examination by tax authorities.

In addition, because the Company did not generate any income in the United States or otherwise have any U.S. taxable income, the Company does not believe that it owes U.S. federal income taxes in respect to any transactions that the Company or any of its subsidiaries may have engaged in through December 31, 2010. However, there can be no assurance that the IRS will agree with the position, and therefore the Company ultimately could be held liable for U.S. federal income taxes, interest and penalties. The tax years ended December 31, 2007 to 2010 remain open to examination by tax authorities.

15.    COMMON STOCK

During the year ended December 31, 2009, the Company issued 1,346,547 common shares with a deemed value of $119,756 to consultants in exchange for services, and issued 632,153 common shares for gross proceeds of $53,500 pursuant to a private placement

During the year ended December 31, 2010 the Company issued the following common shares:

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

For prepaid expenses: 508,844 shares fairly valued at $97,000 – the market value of those expenses

For reduction of a loan payable: 30,000 shares fairly valued at $6,600 – the amount of the loan repaid

July 1 to September 30, 2010:

For services: 43,000 shares fairly valued at $4,750 - the market value of those services

For cash: 841,172 shares fairly valued for cash of $82,059.

October 1 to December 31, 2010:

For services: 985,856 shares fairly valued at $155,879 - the market value of those services

For cash: 3,191,172 shares fairly valued for cash of $412,059

To settle loans: 30,000 shares to settle $6,600

Preferred Shares

Issued for cash:

408,000 series A shares of preferred stock for $342,772 (inclusive of 100,000 preferred shares for $90,000 received during the three months ended March 31, 2010 and 80,586 preferred shares for $66,527 received during the three months ended September 30, 2010). The preferred shares bear interest at 10% per annum paid semi annually not in advance and are convertible to shares of common stock of the Company after two years from receipt of funds at a 20% discount to the then current market price of the Company’s common stock. The preferred shares may be converted after six months and before two years under similar terms but with a 15% discount to market. At December 31, 2010 the Company had received $409,299 for 488,586 preferred shares but had not issued the shares.

16.    LOSS PER SHARE

The potentially dilutive securities that were excluded from the earnings (loss) per share calculation consist of stock options with an exercise price greater than the average market price of the Common Shares.  2,029,516 shares were potentially dilutive in 2010 (2009: 4,491,500).

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

Framework used by Management to Evaluate the Effectiveness of Internal Controls over Financial Reporting

We maintain internal controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure within certain policies and procedures.  These policies and procedures include:

- maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of  assets,

- provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

For the year ended December 31, 2010 management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), an Internal Control - Integrated Framework issued in 1992, to evaluate the effectiveness of our internal control over financial reporting.

Management’s Assessment of the Effectiveness of Internal Controls over Financial Reporting as of December 31, 2010

Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that our internal control over financial reporting was effective as of December 31, 2010, but that as set forth below our disclosure control over financial reporting was not effective as of December 31, 2009.

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

Factors Considered in Determining Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our President/Chief Executive Officer/Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2010.

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

Management’s Assessment of the Effectiveness of Disclosure Controls over Financial Reporting as of December 31, 2010

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act

            Name of Director

Age

Office

Wilson Russell, PhD

 65

President and Principal Financial Officer

Terry McLeod                          65                   Director

Harry Davis                              78                   Director

Item 10. Executive compensation

During the year the Company paid or accrued as payable $120,000 (2009 $109,742; 2008 $124,193; 2007 $96,832; 2006 $96,832; 2005 - $131,580; 2004 - $117,030; 2003 - $53,550) to Wilson Russell, the Company’s President, for his services and paid or accrued as payable to Terry McLeod $90,000 for his services during the year (2009 $65,985; 2008 $56,400; 2007 $56,400).

Item 11. Security Ownership of Certain Beneficial Owners and Management

Class

Name and Address

    Number of Shares

Percentage of Shares*

Common

Wilson Russell

                  4,193,219

          11.39%

560 West 29th Avenue

Vancouver, B.C.

Canada    V5Z 2H7

Common

All officers and directors as a group:   4,193,219

          11.39%

 *Based on 36,814,942 shares of common stock issued and outstanding December 31, 2010

Item 12. Certain Relationships and Related Transactions

None

Item 13. Exhibits and Reports on Form 8-K

No change in exhibits since previous filing

No Form 8K was filed during the fourth quarter of 2010.

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

  Date

May 17, 2011

Wilson Russell, PhD,

Chief Executive Officer and Chief Financial Officer