Form 10-Q
period 2011-03-31
NORTHSTAR ELECTRONICS INC
filed 2011-05-23
CIK 1082027


                          U.S. SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549

                                         FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

Yes[] No[] NOT APPLICABLE

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
COMMON SHARES AS OF MAY 20, 2011: 38,718,452

Transitional Small Business Disclosure Format (check one):
Yes[]  NO[X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
UNAUDITED - PREPARED BY MANAGEMENT

NORTHSTAR ELECTRONICS, INC. Consolidated Financial Statements
Consolidated Balance Sheets at March 31, 2011 and at December 31, 2010
Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and 2010
Consolidated Statements of Changes in Stockholders' Equity
for the Three Months Ended March 31, 2011
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010
Notes to Consolidated Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 3. CONTROLS AND PROCEDURES

PART II     OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

SIGNATURES





                          NORTHSTAR ELECTRONICS, INC.
                   Consolidated Balance Sheets - U.S. Dollars
                                  (US Dollars)

                                                                               March 31      December 31

                                                                                2011             2010

                                                                              UNAUDITED         Audited
                                                                            -----------------------------
                                     ASSETS

CURRENT
  Cash and cash equivalents                                             $        9,758   $      135,311
  Accounts receivable                                                           44,856           51,088
  Inventory                                                                    197,179          121,311
  Prepaid expenses                                                              17,984            7,967
									-------------------------------
                                                                               269,777          315,677
DEFERRED CONTRACT COSTS                                                         53,814           56,977
INTANGIBLE ASSET                                                                12,161           12,120
EQUIPMENT                                                                       42,989           44,920
									-------------------------------
                                                                        $      378,741   $      429,694
									===============================
LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                              $    2,112,898   $    1,969,659
  Loans payable                                                                665,513          580,830
  Due to Cabot Management Limited                                               55,233           55,049
  Due to Directors                                                           1,066,833        1,208,265
  Deferred revenue                                                              35,242           34,883
  Current portion of  long-term debt (note 3)                                1,120,446        1,318,587
									-------------------------------
                                                                             5,056,165        5,167,273
LONG-TERM DEBT (note 3)                                                        971,033          706,393
									-------------------------------
                                                                             6,027,198        5,873,366
									-------------------------------
STOCKHOLDERS' DEFICIT
Authorized:
  100,000,000 Common shares with a par value of $0.0001 each
    20,000,000 Preferred shares with a par value of $0.0001 each
Issued and outstanding:
    38,383,452 Common shares (36,143,942 - December 31, 2010)                    3,838            3,614
        488,586 Preferred series A shares (488,586 - December 31, 2010)        409,299          409,299
ADDITIONAL PAID-IN CAPITAL                                                   6,096,619        5,764,443
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)                                 (604,822)        (649,153)
ACCUMULATED DEFICIT                                                        (11,553,391)     (10,972,175)
									-------------------------------
									    (5,648,457)      (5,443,972)
									-------------------------------
                                                                        $      378,741   $      429,694
									===============================

               See notes to the consolidated financial statements
Nature of operations and going concern (note 1) Contingent liabilities (note 5)


                                NORTHSTAR ELECTRONICS, INC.
                           Consolidated Statements of Operations
                         Three Months Ended March 31, 2011 and 2010
                                         Unaudited
                                      U.S.Dollars
                                                        2011                   2010
                                                        -----------------------------
Revenue - note 4                                     $ 183,975             $1,277,583
Cost of goods sold                                      90,844                989,838
						        -----------------------------
Gross margin                                            93,131                287,745
Other income                                            12,396                  7,122
							-----------------------------
                                                       105,527                294,867
						       ------------------------------
Expenses
      Salaries                                         239,306                216,923
            Financial consulting                             0                  1,500
            Finance fees                                     0                 30,961
            Professional fees                            3,028                  7,906
            Management and administration fees          45,000                 45,000
            Stock based compensation                   102,000                      0
            Rent                                        34,690                 35,365
            Investor relations                          10,900                  6,750
            Office                                      12,621                 37,717
            Travel and business development                  0                 15,352
            Interest on debt                           211,079                 17,961
            Telephone and utilities                      6,818                  7,211
            Amortization                                15,903                  4,880
            Foreign exchange                               534                 (8,389)
            Bad debts                                    4,864                      0
							-----------------------------

                                                       686,743                419,137
                         			       ------------------------------
Net (loss) for period                               $ (581,216)          $   (124,270)
      						       ------------------------------
Net (loss) per share                                    $(0.02)                $(0.01)

Weighted average number of shares outstanding       36,662,616             32,851,179

               See notes to the consolidated financial statements


                              NORTHSTAR ELECTRONICS, INC.
               Consolidated Statement of Changes in Stockholders' Equity
                           Three Months Ended March 31, 2011
                                       Unaudited
                                    U.S. Dollars
                                                           Other
                                           Additional     Compre-      Accumu-       Total

                                            Paid in       hensive       lated      Stockholder

                     Shares      Amount     Capital       Income       Deficit    Equity (Deficit)
---------------------------------------------------------------------------------------------------

Balance
December 31,
2010               36,143,942    $3,614    $5,764,443    $(649,153)  $(10,972,175)  $(5,853,271)

Net loss for
three months                -         -             -            -       (581,216)     (581,215)

Currency
translation
adjustment                  -         -             -       44,331              -        44,331

Issuance of
common stock:
- for loans         1,111,112       111       199,889                                   200,000
- for cash            150,000        15        14,985            -              -        15,000
- for services        978,398        98       117,302            -              -       117,400
-------------------------------------------------------------------------------------------------
Balance
March 31,
2011               38,383,452    $3,838    $6,096,619     $(604,822)   $(11,553,391)$(6,057,755)
------------------------------------------------------------------------------------
Series A shares of preferred stock -balance December 31, 2010                           409,299
Series A shares of preferred stock - converted                                                -
Series A shares of preferred stock - subscribed                                               -
											-------
Total stockholders' equity (deficit) March 31, 2011                                 $(5,648,456)
-----------------------------------------------------------------------------------------------
               See notes to the consolidated financial statements










                          NORTHSTAR ELECTRONICS, INC.
                     Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2011 and 2010
                                   Unaudited
                                  U.S.Dollars

                                                             2011               2010
                                                             -----------------------
Operating Activities
      Net income (loss)                                    $(581,216)        $(124,270)
      Adjustments to reconcile net income (loss) to net
          cash used by operating activities:
          Amortization                                         2,085             4,880
          Issuance of common stock for services              117,400            32,191
          Changes in operating assets and liabilities        134,247            89,417
            						    -----------------------------
Net cash (used) provided by operating activities            (327,484)            2,218
							    -----------------------------
Investing Activities
      Property and equipment                                      -                860
      							    -----------------------------
Net cash (used) provided by investing activities                  -                860
							    -----------------------------
Financing Activities
      Issuance of common shares for cash (net of costs)       15,000            250,000
      Loans payable                                          107,370                  -
      Increase (repayment) of long term debt                  59,686           (221,665)
      Advances from (repayment to) directors                  11,841            (50,778)
           						    -----------------------------
Net cash (used) provided by financing activities            193,897            (22,443)
							    -----------------------------
Effect of foreign exchange on translation                     8,034              3,446
							    -----------------------------
Inflow (outflow) of cash                                   (125,553)           (15,919)
Cash, beginning of period                                   135,311            108,486
 							    -----------------------------
Cash, end of period                                     $     9,758         $   92,567
							    -----------------------------

Supplemental information
      Interest paid                                        $109,079            $78,717
Shares issued for services                                 $117,400            $24,500
            Shares issued to settle director's loan        $200,000                 $0
      Corporate income taxes paid                                $0                 $0

               See notes to the consolidated financial statements





                          NORTHSTAR ELECTRONICS, INC.
                   Notes to Consolidated Financial Statements
                       Three Months Ended March 31, 2011
                                   Unaudited
                                  U.S. Dollars

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

These unaudited consolidated interim financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information, are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's December 31, 2010 Form 10-K and amendments.

In the opinion of the Company's management, this consolidated interim financial information reflects all adjustments necessary to present fairly the Company's consolidated financial position at March 31, 2011 and the consolidated results of operations and the consolidated cash flows for the three months then ended. For the three months ended March 31, 2011, 100% of the Company's revenues were generated from contracts with two major customers. The Company is continually marketing its services for new and follow-on contracts.

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months to March 31, 2011 the Company incurred a net loss of $581,216 and at March 31, 2011 had a working capital deficiency (an  excess  of  current liabilities over current assets) of $4,786,388
(December 31, 2010: $4,851,596), including $1,120,446 of long term debt due within one year (December 31, 2010: $1,318,587). Management has undertaken initiatives for the Company to continue as a going concern; for example: the Company is negotiating to secure an equity financing in the short term and is in discussions with several financing firms. The Company also expects to increase contract revenues. The Company continues to seek manufacturing assembly contracts to increase revenue. These initiatives are in recognition that in order for the Company to continue as a going concern it must generate sufficient cash flow to cover its obligations and expenses. In addition, management believes these initiatives can provide the Company with a solid base for profitable operations, positive cash flows and reasonable growth. Management is unable to predict the results of its initiatives at this time. Should management be unsuccessful in its initiative to finance its operations the Company's ability to continue as a going concern is not certain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue its operations as a going concern.

2.    SHARE CAPITAL

COMMON STOCK
During the three months ended March 31, 2011 the following shares of common stock were issued:
For services: 978,398 shares fairly valued at $117,400 - the market value of those services
For cash: 150,000 shares fairly valued for cash of $15,000.
For conversion of loans: 1,111,112 fairly valued at $200,000

PREFERRED STOCK
Issued for cash:
408,000 series A shares of preferred  stock  for  $342,772  (inclusive  of 100,000 preferred shares for $90,000 received during the three months ended March 31, 2010 and 80,586 preferred shares for $66,527 received during the three months ended
September 30, 2010). The preferred shares bear interest at 10% per annum paid semi annually not in advance and are convertible to shares of common stock of the Company after two years from receipt of funds at a 20% discount to the then current market price of the Company's common stock. The preferred shares may be converted after six months and before two years under similar terms but with a 15% discount to market. At March 31, 2011 the Company had received $409,299 for 488,586 preferred shares.

3.    LONG TERM DEBT

Balance owing December 31, 2010                         $2,024,980
Increase                                                    66,499
Effect of foreign exchange on translation to US                  -
							----------
Balance due March 31, 2011                               2,091,479
Less current portion                                    (1,120,446)
 							----------
                                                       $   971,033
							----------



4.    REVENUE

                                         Three months 2011    Three months 2010
Revenue consists of:
Product sales                             $           0        $           0
Contract sales                                  183,975            1,277,583
Government assistance                                 0                    0
Other                                            12,396                7,122
						----------	  ----------
                                          $     196,371         $  1,284,705
						----------   	  ----------
5.    CONTINGENCIES

(i) The Company is contingently liable to repay $2,294,755 in assistance received under the Atlantic Innovation Fund. The assistance is repayable annually at the rate of 5% of gross revenues from sales of products resulting from the Aquacomm research and development project. Gross revenues are to be calculated for the fiscal year immediately preceding the due date of the respective payment.
Repayment is to continue until the assistance is repaid in full. At March 31, 2011 the Company has accrued $160,595 as repayable.

6.    NEW ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial information for the three month periods ended
March 31, 2011 and March 31, 2010 prepared by management and the audited consolidated financial statements for the twelve months ended December 31, 2010 as presented in the Form 10K as filed.

Although the Company has experienced  a  net  loss  this  quarter, it continues to expend effort to secure additional contracts for the manufacture  and  assembly of
military/government   systems,  submarine  command  and  control  consoles,  sonar systems, precision, machined  parts and other components for aerospace and defense systems.

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

UNDERWATER SONAR PRODUCTS AND TECHNOLOGIES

A) PROJECT X

The Company previously developed, under contract to Lockheed  Martin  Canada,  a  specialized underwater sonar system and built a prototype unit. Further contract work  on this program is anticipated in 2011.

B) DEFENSE SONAR SYSTEMS

The Company was previously a subcontractor on Lockheed Martin's anti-terrorism Swimmer
Detection System (SDS). The SDS is a wide band high frequency sonar system designed specifically to detect and classify underwater terrorist threats. The design and technology is applicable to innovative military sonar products.

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

In addition to the P3 Project, work continued with some delays for the manufacture/assembly of the new Machine Control Consoles and new Trainer Consoles for L3 Communication MAPPS Ltd. for the Canadian Navy Frigate Upgrade program.
Over 60 units are being delivered under this contract. The delays were a result of the Company's lack of sufficient working capital in the quarter which is presently improving.





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

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2011 with the three months ended
March 31, 2010.

Revenue from sales for the three month period ended March 31, 2011 was $183,975 compared to $1,277,583 of revenue from sales recorded during the same period of the prior year. Gross profits decreased from $287,745 (23% of sales) in the prior period to $93,131 (50% of Sales) in the current period. The decrease was due to the fact that the Company had a shortage of working capital and could not fund its contract work. The gross profit percentage increase is due to the type of contract work performed.

The net loss for the three-month period ended March 31, 2011 was $581,216 compared to a net loss of $124,270 for the three months ended March 31, 2010. The increase in net loss was in part due to additional staffing required to maintain contract work on a standby basis ahead of revenue billing. As well, over this past quarter, the Company invested considerable resources in seeking out additional and future contract manufacturing opportunities and is confident that the efforts will return positive results to the Company over the remainder of 2011. Another contributing factor to the increase in loss for the quarter was interest accrued on government loans, contingencies and on trade payables.

Subsequent to March 31, 2011 purchase orders valued at approximately $2.4M were received on the Company's contract with Lockheed Martin for the P-3 aircraft refurbishment program.

COMPARISON OF FINANCIAL POSITION AT MARCH 31, 2011 WITH MARCH 31, 2010

The Company's working capital deficiency increased at March 31, 2011 to $4,786,388 with current liabilities of $5,056,165 which are in excess of current assets of $269,777. At December 31, 2010 the Company had a working capital deficiency of $4,851,596.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our annual financial statements at December 31, 2010. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has increased its shareholders' deficit as a result of its efforts to increase its business activity and customer base. Cash outflow for the first quarter ended March 31, 2011 was $(125,553) compared to an outflow of cash of $(15,919) in the comparative prior quarter March 31, 2010. In the quarter, the Company received $15,000 ($275,000 in the comparative prior quarter) from equity funding and received $nil (received $nil in the comparative quarter) long term debt leaving cash on hand at March 31, 2011 of $9,758 compared to cash on hand of $135,311 at December 31, 2010 and $92,567 at March 31, 2010. Until the Company receives revenues from new contracts and/or increases in product sales revenue, it will be dependent upon equity and loan financings to compensate for the outflow of cash anticipated from operations.

The Company is preparing a private placement preferred share offering pursuant to Regulations D and S with the expectation of raising up to $3,200,000. Any funds so raised are targeted for contract financing, product development, facilities, marketing and general working capital. At this time, no commitment for funding has been made to the Company.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Options Granted                   Date     Exercise Price  Expiry Date
-----------------------------------------------------------------------
Nil
Warrants Issued
During the three month period ended March 31, 2011 the Company issued nil share purchase warrants.

Common Stock Issued               Date                   Consideration
---------------------------------------------------------------------------------
150,000                           February, 2011        cash of $15,000
328,398                           February, 2011        services valued at $39,400
650,000                           March, 2011           services valued at $78,000
1,111,112                         March, 2011           repayment of $200,000 loan from Director

Preferred Stock Subscribed
nil

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No change since previous filing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No change since previous filing.

ITEM 5. OTHER INFORMATION.

No change since previous filing

ITEM 6. EXHIBITS

No change since previous filing.

Exhibit 31.1-CEO/CFO Certification

Exhibit 32.1-CEO/CFO Certification


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 20, 2011     Northstar Electronics, Inc.
                     (Registrant)

                 By: /s/ Wilson Russell
                 ------------------------
                 Wilson Russell, PhD, President and Chief Financial Officer

