Form 10-Q
period 2011-06-30
NORTHSTAR ELECTRONICS INC
filed 2011-08-22
CIK 1082027

                          U.S. SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549

                                        FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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


Check whether the registrant filed all documents and reports required to be filed by Section
12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes[ ] No[ ] NOT APPLICABLE

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
COMMON SHARES AS OF AUGUST 12, 2011: 44,149,578

Transitional Small Business Disclosure Format (check one):
Yes[]  NO[X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
UNAUDITED - PREPARED BY MANAGEMENT

NORTHSTAR ELECTRONICS, INC. Consolidated Financial Statements
Consolidated Balance Sheets at June 30, 2011 and at December 31, 2010
Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and
2010
Consolidated Statements of Changes in Stockholders' Equity for the Six Months Ended June 30,
2011
Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2011 and
2010
Notes to Consolidated Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 3. CONTROLS AND PROCEDURES

PART II     OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

SIGNATURES




NORTHSTAR ELECTRONICS, INC.
Consolidated Balance Sheets - U.S. Dollars
                                                                    JUNE 30
December 31

                                                                                2011             2010

                                                                             UNAUDITED          audited
ASSETS

CURRENT
  Cash and cash equivalents                                             $       29,343   $      135,311
  Accounts receivable                                                           92,757           51,088
  Inventory                                                                    215,054          121,311
  Prepaid expenses                                                              24,802            7,967
  ------------------------------------------------------------------------------------------------------
                                                                               361,956          315,677
DEFERRED CONTRACT COSTS                                                         51,158           56,977
INTANGIBLE ASSET                                                                11,197           12,120
EQUIPMENT                                                                       44,405           44,920
--------------------------------------------------------------------------------------------------------
                                                                        $      468,716   $      429,694
                                                                        ================================
LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                              $    2,183,951   $    1,969,659
  Loans payable                                                                843,170          580,830
  Due to Cabot Management Limited                                               56,509           55,049
  Due to Directors                                                           1,103,200        1,208,265
  Deferred revenue                                                              30,627           34,883
  Current portion of  long-term debt                                         1,290,225        1,318,587
--------------------------------------------------------------------------------------------------------
                                                                             5,507,682        5,167,273
LONG-TERM DEBT                                                                 925,762          706,393
--------------------------------------------------------------------------------------------------------
                                                                             6,433,444        5,873,366
--------------------------------------------------------------------------------------------------------
STOCKHOLDERS' DEFICIT
Authorized:
  100,000,000 Common shares with a par value of $0.0001 each
    20,000,000 Preferred shares with a par value of $0.0001 each
Issued and outstanding:
   43,457,709  Common shares (36,143,942 - December 31, 2010)                    4,346            3,614
        488,586 Preferred series A shares (488,586 - December 31, 2010)        409,299          409,299
ADDITIONAL PAID-IN CAPITAL                                                   6,483,121        5,764,443
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)                                 (836,677)        (649,153)
ACCUMULATED DEFICIT                                                        (12,024,817)     (10,972,175)
-----------------------------------------------------------------------------------------------------------
                                                                        $      468,716   $      429,694
                                                                        ===================================
     See notes to the consolidated financial statements


                          NORTHSTAR ELECTRONICS, INC.
                     Consolidated Statements of Operations
               Three and Six Months Ended June 30, 2011 and 2010
                                   Unaudited
                                  U.S.Dollars

                                                   Three Months                   Six Months
                                                 ----------------------------------------------
                                                 2011          2010            2011           2010
                                                -------        ------         -------         ------
Sales                                            $136,800   $953,099           $320,775     $2,239,071

Cost of goods sold                                 92,116    686,244            182,960      1,676,082
------------------------------------------------------------------------------------------------------
Gross margin                                       44,684    266,855            137,815        562,989
Recovery of development costs                      16,530          0             16,530              0
Other income (expense)                             (9,559)    (7,122)             2,837              0
------------------------------------------------------------------------------------------------------
                                                   51,655     259,733           157,182        562,989
------------------------------------------------------------------------------------------------------
EXPENSES
Salaries                                          208,948     215,263           448,254        432,186
Management and administration fees                 45,000      45,000            90,000         90,000
Financial consulting                                    0       4,500                 0          6,000
Professional fees                                  86,059       2,920            89,087         10,826
Rent                                               34,872      27,606            69,562         62,971
Research and development                                0           0                 0              0
Investor relations                                 25,213      16,802            36,113         23,552
Office and administration                          47,249      33,140            65,268         70,857
Travel and business development                         0      18,750                 0         34,102
Interest on debt                                   32,495      83,031           243,574        100,992
Telephone and utilities                             7,840       7,625            14,658         14,836
Amortization                                       (7,095)      4,715             8,808          9,595
Finance fees                                       42,500     (19,994)          144,500         10,967
------------------------------------------------------------------------------------------------------
Total expenses                                    523,081     439,358         1,209,824        866,884
-------------------------------------------------------------------------------------------------------
Net loss for period                             $(471,426)   $(179,625)      $(1,052,642)     $(303,895)

Net loss per share                              $   (0.01)   $   (0.01)        $   (0.00)     $   (0.00)

Weighted average number of shares outstanding  33,629,875    39,096,432        38,374,600     34,358,568

               See notes to the consolidated financial statements









                          NORTHSTAR ELECTRONICS, INC.
           Consolidated Statement of Changes in Stockholders' Equity
                        Six  Months Ended June 30, 2011
                                   Unaudited
                                  U.S. Dollars

                                                           Other
                                           Additional     Compre-      Accumu-       Total

                                            Paid in       hensive       lated      Stockholder

                     Shares      Amount     Capital       Income       Deficit    Equity (Deficit)
---------------------------------------------------------------------------------------------------

Balance
December 31,
2010                36,143,942    $3,614    $5,764,443    $(649,153)     $(10,972,175) $(5,853,271)

Net loss for
six months                   -         -             -            -        (1,052,642)  (1,052,642)

Currency
translation
adjustment                   -         -             -      (187,524)               -     (187,524)

Issuance of
common stock:
- for loans           1,111,112      111        199,889            -                -      200,000
- for cash            4,792,859      479        339,521            -                -      340,000
- for services        1,409,796      142        179,268            -                -      179,410
---------------------------------------------------------------------------------------------------
Balance
June 30,
2011                43,457,709    $4,346    $6,483,121     $(836,677)   $(12,024,817)  $(6,374,027)
====================================================================================================
Series A shares of preferred stock -balance December 31, 2010                               409,299
Series A shares of preferred stock - converted                                                    -
Series A shares of preferred stock - subscribed                                                   -
----------------------------------------------------------------------------------------------------
Total stockholders' equity (deficit) June 30, 2011                                      $(5,964,728)
                                                                                        ===========

               See notes to the consolidated financial statements










                          NORTHSTAR ELECTRONICS, INC.
                     Consolidated Statements of Cash Flows
                    Six Months Ended June 30, 2011 and 2010
                                   Unaudited

                                  U.S.Dollars
                                                                   2011              2010
Operating Activities                                           ----------------------------
      Net income (loss)                                         $(1,052,642)      $(303,895)
      Adjustments to reconcile net income (loss) to net
          cash used by operating activities:
            Amortization                                              8,808           9,595
            Write down of deferred start up costs                     6,974         113,698
                  Issuance of common stock for services             179,410          56,091
      Changes in operating assets and liabilities                    (8,877)        175,507
                                                              ------------------------------
Net cash (used) provided by operating activities                   (866,327)         50,996
                                                              ------------------------------
Investing Activities
      Property and equipment disposal (purchase)                     (5,894)          1,197
                                                              ------------------------------
Net cash (used) provided by investing activities                     (5,894)          1,197
                                                              ------------------------------
Financing Activities
            Issuance of common shares for cash (net of costs)        340,000         375,000
            Loans payable                                            209,179               0
            Increase (repayment) of long term debt                   126,273        (405,761)
            Advances from (repayment to) directors                    80,034         (86,727)
                                                              -------------------------------
Net cash (used) provided by financing activities                     755,486        (117,488)
                                                              -------------------------------
Effect of foreign exchange on translation                             10,767          (2,299)
                                                              -------------------------------
Inflow (outflow) of cash                                            (105,968)        (67,594)
Cash, beginning of period                                            135,311          108,486
                                                              -------------------------------
Cash, end of period                                                $  29,343        $  40,892
                                                              --------------------------------

Supplemental information
      Interest paid                                                 $ 53,574         $100,992
Shares issued for prepaid expense                                   $      0         $ 97,000
            Shares issued for loan repayment                        $200,000         $  6,600
      Corporate income taxes paid                                   $      0         $      0

               See notes to the consolidated financial statements




                          NORTHSTAR ELECTRONICS, INC.
                   Notes to Consolidated Financial Statements
                         Six Months Ended June 30, 2011
                                   Unaudited
                                  U.S. Dollars

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

In the opinion of the Company's management, this consolidated interim financial information reflects all adjustments necessary to present fairly the Company's consolidated financial position at June 30, 2011 and the consolidated results of operations and the consolidated cash flows for the six months then ended. For the six months ended June 30, 2011, 100% of the Company's revenues were generated from contracts with two major customers. The Company is continually marketing its services for new and follow-on contracts.

The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months to June 30, 2011 the Company incurred a net loss of $1,052,642 and at June 30, 2011 had a working capital deficiency (an excess of current liabilities over current  assets)  of  $5,091,349
(December 31, 2010: $4,851,596), including $1,290,225 of long term debt due within one  year  (December  31, 2010: $1,318,587). Management has undertaken initiatives for the Company to continue  as  a  going  concern,  for  example:  the Company is negotiating to secure an equity financing in the short term and is in  discussions with  several  financing  firms.  The  Company  also  expects to increase contract revenues.  The  Company  continues  to  seek manufacturing assembly  contracts  to increase revenue. These initiatives are in  recognition  that  in  order  for  the
Company  to  continue  as a going concern it must generate sufficient cash flow to cover  its  obligations and  expenses.  In  addition,  management  believes  these initiatives can  provide  the Company with a solid base for profitable operations, positive cash flows and reasonable  growth.  Management  is  unable to predict the results of its initiatives at this time. Should management be  unsuccessful in its initiative to finance its operations the Company's ability to continue  as a going concern  is  not  certain.  These  financial statements do not give effect to  any adjustments to the amounts and classifications  of  assets  and  liabilities which might  be necessary should the Company be unable to continue its operations  as  a going concern.

2.    SHARE CAPITAL

COMMON STOCK
During the six months ended June 30, 2011 the following shares of common stock were issued:
For services: 1,409,796 shares fairly valued at $179,410 - the market value of those services
For cash: 4,792,859 shares fairly valued for cash of $340,000.
For conversion of loans: 1,111,112 fairly valued at $200,000

PREFERRED STOCK
Issued for cash:
In prior periods 488,586 series A shares of preferred stock were issued for $409,299. The preferred shares bear interest at 10% per annum paid semi annually not in advance and are convertible to shares of common stock of the Company after two years from receipt of funds at a 20% discount to the then current market price of the Company's common stock. The preferred shares may be converted after six months and before two years under similar terms but with a 15% discount to market.

3.    LONG TERM DEBT

Balance owing December 31, 2010                        $2,024,980
Increase                                                  126,273
Effect of foreign exchange on translation to US            64,734
------------------------------------------------------------------
Balance due June 30, 2011                               2,215,987
Less current portion                                   (1,290,225)
------------------------------------------------------------------
                                                      $   925,762
                                                      =============




4.    REVENUE

                                             Six months     Six months
                                               2011           2010
                                             -----------------------
Revenue consists of:
Product sales                                 $      0     $        0
Contract sales                                 320,775      2,239,071
Government assistance                           16,530              0
Other                                            2,837              0
                                             ------------------------
                                              $340,142   $  2,239,071
                                             ========================
5.    CONTINGENCIES

(i) The Company is contingently liable to repay $2,294,755 in assistance received under the Atlantic Innovation Fund. The assistance is repayable annually at the rate of 5% of gross revenues from sales of products resulting from the Aquacomm research and development project. Gross revenues are to be calculated for the fiscal year immediately preceding the due date of the respective payment.
Repayment is to continue until the assistance is repaid in full. At June 30, 2011 the Company has accrued $197,609 as repayable.

6.    NEW ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial information for the six month periods ended June
30, 2011 and June 30, 2010 prepared by management and the audited consolidated financial statements for the twelve months ended December 31, 2010 as presented in the Form 10K as filed.

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

UNDERWATER SONAR PRODUCTS AND TECHNOLOGIES
A) PROJECT X
The company developed, under contract to Lockheed Martin Canada, a specialized underwater sonar system and built a prototype unit. Further contract work on this program is anticipated in 2011.

B) DEFENSE SONAR SYSTEMS
The Company was a subcontractor on Lockheed Martin's anti-terrorism Swimmer
Detection System (SDS). The SDS is a wide band high frequency sonar system designed specifically to detect and classify underwater terrorist threats. The design and technology is applicable to innovative military sonar products.

DEFENSE CONTRACT MANUFACTURING
The Company, with its updated facilities, completed further details and reviews for prospective new submarine console work from Lockheed Martin Manassas MS2, and was awarded a first contract.

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

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2011 with the three and six months ended June 30, 2010:

Gross revenues from sales,  miscellaneous  income  and  recovery of research and development  for  the  three  month  period  ended June 30, 2011  were  $143,771 compared to $945,977 in the comparative prior three month period. Gross revenues from sales, miscellaneous income and recovery  of  research  and development for the six month period ended June 30, 2011 were $340,142 compared to $2,239,071 in the comparative prior six month period.

Sales revenue for the three month period ended June 30, 2011 was  $136,800  (86%
decrease)  compared  to $953,099 of sales revenue recorded during the same three
month period of the prior  year.   This  comparative  decrease  is partially the
result of delays encountered with the release of new contract sales  orders  for the  P3 Mid-Life Upgrade program. During this quarter sales orders were received and work commenced on establishing production and delivery schedules. Results of this activity  will appear in the subsequent quarter. Adding to the loss was the delay  in  contract  increases  for  the  L3  Frigate  Consol  upgrade  program.
Subsequent to  the  second  quarter  the  increases  were  received.  An overall contributing factor to the decline in revenues was insufficient working  capital to support production on the contracts. The Company believes its working capital position  will  improve  with  expected  equity  investments  in the current and following quarters which we expect will lead to significant increases in revenue in the third and fourth quarters, along with improved margins.

  Sales revenue for the six month period ended June 30, 2011 was  $320,775  (86%
decrease)  comparable to $2,239,071 in the prior period. Gross margins increased
18% from $562,989  (25%)  in the prior six month period to $137,815 (43%) in the current six month period but declined considerably in $'s as sales decreased.

The net loss for the three month period ended June 30, 2011 was $(471,426) compared to a net loss of $(179,625) for the three months ended June 30, 2010.
The increase in the loss resulted from the decline in gross revenue as expenses increased.

Salaries decreased to $394,443 for the six months ended June 30, 2011 compared to salaries of $432,186 for the comparative prior six months ended June 30, 2010 as the Company contracted its workforce due to decreased contract sales.
Salaries may increase

with new projects anticipated in the aeronautics area, commensurate with corresponding increases in revenues.

Travel and business development costs were $0 for the six months and $34,102 for the comparative prior period ended June 30, 2010 as the Company attempted to contract its outlays due to the decline in revenue.

During the period purchase orders valued at approximately $2.4M were received on the Company's contract with Lockheed Martin for the P-3 aircraft refurbishment program.

The Company is actively pursuing contracts for its sonar capabilities in military and anti terrorist applications.

COMPARISON OF FINANCIAL POSITION AT JUNE 30, 2011 WITH DECEMBER 31, 2010

The Company's working capital deficiency increased at June 30, 2011 to $5,145,726 with current liabilities of $5,507,682 which are in excess of current assets of $361,956. At December 31, 2010 the Company had a working capital deficiency of $4,851,596.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has increased its shareholders' deficit as a result  of its efforts to increase its business activity and customer base. Cash outflow for  the six months ended June 30, 2011 was negative $(866,327) compared to a cash inflow  of  $50,996 in  the comparative prior six month period. During the six months  ended June  30,
2011  the  Company  received  $340,000  from equity funding, received $126,273 net proceeds from long term debt, received

$209,179 from other loan proceeds and received $80,034 net from directors of the Company leaving cash on hand at June 30, 2011 of $29,343 compared to cash on hand of $135,311 at December 31, 2010 and $9,758 at March 31, 2011.

Until the Company receives revenues from new contracts and/or increases its product sales revenue, it will be dependent upon equity and loan financings to compensate for the outflow of cash anticipated from operations.

The Company is preparing a private placement preferred share offering pursuant to Regulations D and S with the expectation of raising up to $1,250,000. Any funds so raised are targeted for contract financing, product development, facilities, marketing and general working capital. At this time, no commitment for funding has been made to the Company.

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


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
No change since previous filing.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
a) Options Granted                   Date     Exercise Price  Expiry Date
-----------------------------------------------------------------------
Nil

b) Warrants Issued
    During the six month period ended June 30, 2011 the Company issued nil share purchase warrants.

c)
Common Stock Issued               Date                   Consideration
---------------------------------------------------------------------------------
    150,000                        February, 2011         cash of $15,000
    328,398                        February, 2011         services valued at$39,400
    650,000                           March, 2011         services valued at$78,000
  1,111,112                           March, 2011         repayment of $200,000 loan from Director
    335,000                           April, 2011         finance fees valuedat $42,500
  4,642,859                            June, 2011         cash of $325,000
     96,398                            June, 2011         services valued at $19,510

d) Preferred Stock Subscribed
     Nil

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

August 14, 2011     Northstar Electronics, Inc.
                     (Registrant)

                 By: /s/ Wilson Russell
                 -------------------------
                 Wilson Russell, PhD, President and Chief Financial Officer
