Form 10-Q/A
period 2011-09-19
NORTHSTAR ELECTRONICS INC
filed 2011-09-19
CIK 1082027

                          U.S. SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549

                                        FORM 10-Q/A
                               (Amendment No. 1 Form 10-Q)

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

EXPLANATORY NOTE: THIS AMENDMENT NOW INCLUDES THE NECESSARY XBRL EXHIBITS.

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

d) Preferred Stock Subscribed
     Nil

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
No change since previous filing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No change since previous filing.

ITEM 5. OTHER INFORMATION.
No change since previous filing

ITEM 6. EXHIBITS


No change since previous filing.

Exhibit 31.1-Amended CEO/CFO Certification

Exhibit 32.1-Amended CEO/CFO Certification


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this
Amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 19, 2011     Northstar Electronics, Inc.
                     (Registrant)

                 By: /s/ Wilson Russell
                 -------------------------
                 Wilson Russell, PhD, President and Chief Financial Officer
