Form 10-Q
period 2011-09-30
NORTHSTAR ELECTRONICS INC
filed 2011-12-21
CIK 1082027

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES

     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

September 30, 2011

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

Yes[X]   No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

Common shares as of November 8, 2011: 53,535,225

Transitional Small Business Disclosure Format (check one):

Yes[]  No[X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited - Prepared by management

NORTHSTAR ELECTRONICS, INC. Consolidated Financial Statements

Consolidated Balance Sheets at September 30, 2011 and at December 31, 2010

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010

Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2011

Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2011 and 2010

Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

SIGNATURES

                                                            NORTHSTAR ELECTRONICS, INC.

                                                        Consolidated Balance Sheets - U.S. Dollars

                   September 30      December 31

	2011	2010
	unaudited	audited
Assets

Current
Cash and cash equivalents	$0	$135,311
Accounts receivable	19,908	51,088
Inventory	256,040	121,311
Prepaid expenses	17,416	7,967

	293,364	315,677
Deferred contract costs	47,072	56,977
Intangible asset	10,303	12,120
Equipment	37,997	44,920

	$388,736	$429,694

Liabilities

Current
Accounts payable and accrued liabilities	$2,101,854	$1,969,659
Loans payable	870,007	580,830
Due to Cabot Management Limited	51,996	55,049
Due to Directors	1,076,922	1,208,265
Deferred revenue	50,053	34,883
Current portion of long-term debt	456,867	1,318,587

	4,607,699	5,167,273
Long-term debt	1,582,718	706,393

	6,190,417	5,873,666

Stockholders’ Deficit
Authorized:
100,000,000 Common shares with a par value of $0.0001 each
20,000,000 Preferred shares with a par value of $0.0001 each
Issued and outstanding:
46,516,803 Common shares (36,143,942 – December 31, 2010)	4,652	3,614
488,586 Preferred series A shares (488,586 – December 31, 2010)	409,299	409,299
Additional Paid-in Capital	6,635,496	5,764,443
Accumulated Other Comprehensive Income (Loss)	(483,923)	(649,153)
Accumulated Deficit	(12,367,205)	(10,972,175)

	$388,736	$429,694

                                           See notes to the consolidated financial statements

                                                                NORTHSTAR ELECTRONICS, INC.

                                                               Consolidated Statements of Operations

                                           Three and Nine Months Ended September 30, 2011 and 2010

                                                                                        Unaudited

                                                                                        U.S.Dollars

                    Three Months                  Nine Months

                                                                             2011          2010            2011           2010

Sales                                                                $28,391   $ 528,520    $ 349,166    $2,767,591

Cost of goods sold                                               5,892      384,178       188,852      2,060,260

Gross margin                                                      22,499      144,342       160,314         707,331

Recovery of development costs                            (274)                 0         16,256                     0

Other income (expense)                                       (610)                 0           2,227                     0

             21,615     144,342       178,797           707,331

EXPENSES

Salaries                                                          152,030       211,611       600,284          643,797

Management and administration fees                 45,000         45,000       135,000          135,000

Financial consulting                                             7,400          3,000        151,900              9,000

Professional fees                                                1,263         53,414          90,350           64,240

Rent                                                                 33,659        30,411        103,221           93,382

Investor relations                                              17,427          1,238          53,540           24,790

Office and administration                                   (1,850)       39,213          63,419         110,070

Bad debts                                                                 0                 0                   0                    0

Travel and business development                        1,304          2,897            1,304           36,999

Interest on debt                                                53,839      113,580        297,413         214,572

Telephone and utilities                                         6,085         7,353          20,743           22,189

Amortization                                                       2,875         3,484          11,683           13,079

Consulting fees                                                  44,970               0          44,970           10,967

Total expenses

                                 364,002      511,201     1,573,827      1,378,085

Net loss for period                                     $(342,387) $(366,859) $(1,395,030)   $(670,754)

Net loss per share                                      $     (0.01)   $     (0.01)  $       (0.03)   $      (0.02)

Weighted average number of shares

 outstanding                                             45,308,517  35,574,202     41,263,918    34,481,172

                              See notes to the consolidated financial statements

                                                                NORTHSTAR ELECTRONICS, INC.

                                                    Consolidated Statement of Changes in Stockholders’ Equity

                                                                Nine Months Ended September 30, 2011

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

                 Paid in            hensive     lated

         Stockholder

                Shares

Amount    Capital            Income     Deficit            Equity (Deficit)

Balance

December 31,

2010

              36,143,942    $3,614    $5,764,443    $(649,153)     $(10,972,175)   $(5,853,271)

Net loss for

Nine months                    -              -                     -                   -           (1,395,030)     (1,395,030)

Currency

translation

adjustment                        -

         -

                   -

    165,230

                   -          165,230

Issuance of

common stock:

- for loans            2,082,112         208         199,792                   -                        -            200,000

- for cash             5,770,002         577         399,423                   -                         -           400,000

- for services       2,520,747

     253         271,838

                -

                  -            272,091

Balance

September 30,

2011

              46,516,803    $4,652    $6,635,496     $(483,923)   $(12,367,205)   $(6,210,980)

Series A shares of preferred stock –balance December 31, 2010                                        409,299

Series A shares of preferred stock – converted

                 -

Series A shares of preferred stock – subscribed                                                                             -

Total stockholders’ equity (deficit) September 30, 2011

            $(5,801,681)

                                                           See notes to the consolidated financial statements

                                                                NORTHSTAR ELECTRONICS, INC.

                                                                Consolidated Statements of Cash Flows

                                                         Nine Months Ended September 30, 2011 and 2010

                                                                                      Unaudited

                                                                                     U.S.Dollars

       2011               2010

Operating Activities

Net income (loss)

                       $(1,395,030)     $(670,754)

Adjustments to reconcile net income (loss) to net

    cash used by operating activities:

Amortization

       11,683            13,079

Write down of deferred start up costs                        9,905          133,683

            Issuance of common stock for services

     272,091            60,841

Changes in operating assets and liabilities

       17,516          186,462

Net cash (used) provided by operating activities

 (1,083,835)       (276,689)

Investing Activities

Property and equipment disposal (purchase)

                   (4,760)               (510)

Net cash (used) provided by investing activities                                 (4,760)              (510)

Financing Activities

            Issuance of common shares for cash (net of costs)              400,000          523,586

            Loans payable                                                                   489,177                     0

Increase (repayment) of long term debt

      14,605         (267,400)

           Advances from (repayment to) directors

   (131,343)         (50,534)

Net cash (used) provided by financing activities

    772,439           205,652

Effect of foreign exchange on translation

              (180,845)            (4,945)

Inflow (outflow) of cash

  (135,311)          (76,492)

Cash, beginning of period

   135,311           108,486

Cash, end of period

 $           0         $  31,994

Supplemental information

Interest paid

              $297,413       $214,572

Shares issued for prepaid expense                                  $           0         $97,000

            Shares issued for loan repayment

  $200,000        $  6,600

Shares issued for services

  $272,091        $60,841

Corporate income taxes paid

              $           0        $         0

                                                      See notes to the consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2011

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

These unaudited consolidated interim financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information, are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s December 31, 2010 Form 10-K and amendments.

In the opinion of the Company’s management, this consolidated interim financial information reflects all adjustments necessary to present fairly the Company’s consolidated financial position at September 30, 2011 and the consolidated results of operations and the consolidated cash flows for the nine months then ended.

For the nine months ended September 30, 2011, 100% of the Company’s revenues were generated from contracts with two major customers.

The Company is continually marketing its services for new and follow-on contracts.

The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months to September 30, 2011 the Company incurred a net loss of $1,395,030 and at September 30, 2011 had a working capital deficiency (an excess of current liabilities over current assets) of $4,314,335 (December 31, 2010: $4,851,596), including $456,867 of long term debt due within one year (December 31, 2010: $1,318,587). Management has undertaken initiatives for the Company to continue as a going concern, for example: the Company is negotiating to secure an equity financing in the short term and is in discussions with several financing firms as well as other financing alternatives. The Company also expects to increase contract revenues and continues to seek manufacturing assembly contracts to increase revenue. These initiatives are in recognition that in order for the Company to continue as a going concern it must generate sufficient cash flow to cover its obligations and expenses. In addition, management believes these initiatives can provide the Company with a solid base for profitable operations, positive cash flows and reasonable growth. Management is unable to predict the results of its initiatives at this time. Should management be unsuccessful in its initiative to finance its operations the Company’s ability to continue as a going concern is not certain.

These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue its operations as a going concern.

2.

SHARE CAPITAL

COMMON STOCK

During the nine months ended September 30, 2011 the following shares of common stock were issued:

For services: 1,409,796 shares fairly valued at $179,410 - the market value of those services

For cash: 4,792,859 shares fairly valued for cash of $340,000.

For conversion of loans: 2,082,112 fairly valued at $200,000

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

3.

LONG TERM DEBT

Balance owing December 31, 2010

$2,024,980

Increase                                                                                                      14,605

Effect of foreign exchange on translation to US                                                      0

Balance due September 30, 2011                                                           2,039,585

Less current portion                                                                                  (456,867)

                                                                                                            $1,582,718

4.

REVENUE

                                                    Nine months 2011      Nine months 2010

Revenue consists of:

Product sales                                        $                0                $                0

Contract sales                                              349,166                    2,767,591

Government assistance                                   16,256                                  0

Other                                                               2,227                                  0

                                                             $     367,649                $  2,767,591

5.

CONTINGENCIES

(i)   The Company is contingently liable to repay $2,294,755 in assistance received under the Atlantic Innovation Fund. The assistance is repayable annually at the rate of 5% of gross revenues from sales of products resulting from the Aquacomm research and development project. Gross revenues are to be calculated for the fiscal year immediately preceding the due date of the respective payment. Repayment is to continue until the assistance is repaid in full. At September 30, 2011 the Company has accrued $181,828 as repayable.

6.

NEW ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial information for the three and nine month periods ended September 30, 2011 and September 30, 2010 prepared by management and the audited consolidated financial statements for the twelve months ended December 31, 2010 as presented in the Company’s Form 10K and amendments as filed.

Although the Company has experienced a net loss this quarter, it continues to expend effort to secure additional contracts for the manufacture and assembly of military systems, submarine command and control consoles, precision machined parts and other components for aerospace and defense systems.

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

Underwater Sonar Products and Technologies

a) Project X

The company developed, under contract to Lockheed Martin Canada, a specialized underwater sonar system and built a prototype unit. Further contract work on this program is anticipated in 2012.

b) Defense Sonar Systems

The Company was a subcontractor on Lockheed Martin’s anti-terrorism Swimmer Detection System (SDS). The SDS is a wide band high frequency sonar system designed specifically to detect and classify underwater terrorist threats. The design and technology is applicable to innovative military sonar products.

Defense Contract Manufacturing

The Company, with its updated facilities, completed further details and reviews for prospective new submarine console work from Lockheed Martin Manassas MS2, and was awarded a first contract.

The Company’s wholly owned subsidiary, Northstar Network Ltd., continued work on the original Master Purchase Order for the Wing Assembly Upgrade Components for the P-3 ORION aircraft from Lockheed Martin Aeronautics and is presently preparing to start work on a recent $2.7M purchase order as part of the Master Purchase Order.  The Company is manufacturing components for new production service life extension kits for this Lockheed Martin Service Life Extension Program.  The Company is currently working on opportunities to bolster its working capital. The timely extension and execution of our contracts depends on the amounts of working capital available to us when required.

In addition to the P3 Project, work continued with some delays for the manufacture/assembly of the new Machine Control Consoles and new Trainer Consoles for L3 Communication MAPPS Ltd. for the Canadian Navy Frigate Upgrade program.  Over 60 units will be delivered under this contract.  The delays were a result of the Company’s lack of working capital in the quarter which we believe is improving.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2011 with the three and nine months ended September 30, 2010:

Gross revenues from sales, miscellaneous income and recovery of research and development for the three month period ended September 30, 2011 were $27,507 compared to $528,520 in the comparative prior three month period.

Gross revenues from sales, miscellaneous income and recovery of research and development for the nine month period ended September 30, 2011 were $367,649 compared to $2,767,591 in the comparative prior nine month period.

Sales revenue for the three month period ended September 30, 2011 was $28,391 compared to $528,520 of sales revenue recorded during the same three month period of the prior year. This lack of revenue was partially due to the long delay in receiving purchase orders on the new contract and secondly, due to the lack of working capital for production.  As well a number of sub-contractors had accrued some debt which was stalling active production. Steps have been taken to remedy this situation.  Adding to the loss was the delay in contract increases for the L3 Frigate Consol upgrade program. Subsequent to the second quarter the increases were received. An overall contributing factor to the decline in revenues was insufficient working capital to support production on the contracts. The Company believes its working capital position will improve with expected equity investments in the following quarters which we expect will lead to increased revenue in the future.

Sales revenue for the nine month period ended September 30, 2011 was $349,166 (88% decrease) comparable to $2,767,591 in the prior period. Gross margin percentages increased 18% from $562,989 (25%) in the prior nine month period to $160,314 (46%) in the current nine month period but declined considerably in $’s as sales decreased. Margins were higher for the third quarter sales as various high margin parts were shipped against the master purchase order.

The net loss for the three month period ended September 30, 2011 was $(342,387) compared to a net loss of $(366,859) for the three months ended September 30, 2010.  The increase in the loss resulted from the decline in gross revenue as expenses increased.

Salaries decreased to $600,284 for the nine months ended September 30, 2011 compared to salaries of $643,797 for the comparative prior nine months ended September 30, 2010 as the Company contracted its workforce due to decreased contract sales.  Salaries may increase with new projects anticipated in the aeronautics area, commensurate with any corresponding increases in revenues.

Travel and business development costs were $1,304 for the nine months and $36,999 for the comparative prior period ended September 30, 2010 as the Company attempted to contract its outlays due to the decline in revenue.

During the period the Company’s contract with Lockheed Martin for the P-3 aircraft refurbishment program had not commenced due to working capital constraints.

The Company is actively pursuing contracts for its sonar capabilities in military and anti terrorist applications.

Comparison of Financial Position at September 30, 2011 with December 31, 2010

The Company’s working capital deficiency at September 30, 2011 was $4,314,335 with current liabilities of $4,607,699 which are in excess of current assets of $293,364. At December 31, 2010 the Company had a working capital deficiency of $4,851,596.

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

Liquidity and Capital Resources

The Company has increased its shareholders’ deficit as a result of its efforts to increase its business activity and customer base. Cash outflow for the nine months ended September 30, 2011 was negative $(1,083,835) compared to a cash outflow of $(276,689) in the comparative prior nine month period.

During the nine months ended September 30, 2011 the Company received $400,000 from equity funding, received $14,605 net proceeds from long term debt, received $489,177 from other loan proceeds and repaid $(131,343) net to directors of the Company leaving cash on hand at September 30, 2011 of $0 compared to cash on hand of $135,311 at December 31, 2010.

Until the Company receives revenues from new contracts and/or increases its product sales revenue, it will be dependent upon equity and loan financings to compensate for the outflow of cash anticipated from operations.

At this time, no commitment for funding has been made to the Company.

The Company’s continued operations are dependent upon obtaining funds from outside sources or raising additional funds through debt or equity financing.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) Options Granted

         Date     Exercise Price

  Expiry Date

    Nil

b) Warrants Issued

    During the nine month period ended September 30, 2011 the Company issued nil share purchase warrants.

c) Common Stock Issued

Date

Consideration

    150,000

February, 2011

 cash of $15,000

    328,398

February, 2011

services valued at $39,400

    650,000

March, 2011

services valued at $78,000

    1,111,112

March, 2011

 repayment of $200,000 loan from Director

    335,000

April, 2011

finance fees valued at $42,500

    4,642,859

June, 2011

cash of $325,000

    96,398

 June, 2011

services valued at $19,510

    557,143

July, 2011

cash of $35,000

    149,413

July, 2011

services valued at $12,270

    160,313

August, 2011

services valued at $16,250

    1,593,160

September, 2011

services valued at $64,160

    420,000

September, 2011

cash of $25,000

d) Preferred Stock Subscribed

     Nil

Item 3. Defaults Upon Senior Securities.

No change since previous filing.

Item 4. Submission of Matters to a Vote of Security Holders.

No change since previous filing.

Item 5. Other Information.

No change since previous filing

Item 6. Exhibits

31.1	Rule 13a-14(a)/14d-14(a) Certification of Principal Executive Officer.
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial & Accounting Officer

__________________________________

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 21, 2011     Northstar Electronics, Inc.

         (Registrant)

     By: /s/ Wilson Russell

                 Wilson Russell, PhD, President and Chief Financial Officer