Form 10-Q/A
period 2011-09-30
NORTHSTAR ELECTRONICS INC
filed 2011-12-22
CIK 1082027

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No.1 of Form 10-Q)

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

Yes[]  No[X]

Note: This amendment is being filed to resubmit a missind Exhibits 31.1 and 32.1.

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

December 22, 2011     Northstar Electronics, Inc.

         (Registrant)

     By: /s/ Wilson Russell

                 Wilson Russell, PhD, President and Chief Financial Officer