Form 10-K
period 2011-12-31
NORTHSTAR ELECTRONICS INC
filed 2012-04-16
CIK 1082027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[x] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

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

State issuer’s revenues for its most recent fiscal year: $379,020

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

December 31, 2011:  $630,000 approximately

Aggregate market value of non-voting common equity held by non-affiliates as of

December 31, 2011:  Not Applicable

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Outstanding shares of common stock as of March 31, 2011: 53,377,824

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

INDEX

-

-

Risk Factors

-

Part I

 Item 1.           Description of Business

             Item 2.           Description of Properties

             Item 3.           Legal Proceedings

             Item 4.           Submission of Matters to a Vote of Security Holders

-

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

-

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

-

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

Because we have a net loss from operations of $1,807,955 for the year ended December 31, 2011 and have accumulated losses of $12,780,130 from inception, we face a risk of insolvency and we remain dependent on equity and debt financing to help pay operating costs and to help cover operating losses.  Business financing is being pursued.

Although the Company has moved to obtain additional customers we are, at present, substantially dependent on two customers to generate future sales.   Our future is uncertain if our relationships with these major customers fail. Please also refer to our December 31, 2011 year end audited financial statements and notes thereto.

The auditor’s report for our December 31, 2011 consolidated financial statements includes an additional paragraph that identifies conditions which raise substantial doubt about our ability to continue as a going concern. The audited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PART I

Item 1. Description of Business

The business of the Company is primarily that of a holding company with subsidiaries. Its wholly owned subsidiary, Northstar Network Ltd. (NNL), carries out defense, aerospace and homeland security contract manufacturing.  Northstar Technical Inc., (NTI), our second subsidiary, has been involved in underwater sonar sensors primarily related to the fishing industry. NTI is presently under re-structuring due to a downward trend in the commercial fishing industry. NTI had developed, manufactured and sold undersea sonar communications systems in that industry over the past decade. However, much of the new technology developed using underwater communicating techniques did not receive strong market acceptance as the time taken for product development and market introduction was long.  The lack of capital funding was predominantly responsible for this situation.

Subsequent to the year end, the Company entered into a Definitive Agreement to divest Northstar Network Ltd. to another company in exchange for cash and share purchase warrants. This transaction is expected to close on or before May 31, 2012.  As well, the Company signed a Letter of Intent to acquire a development stage company specializing in advanced sonar technologies and systems. The following descriptions of the Company’s business areas should be read in the context of the present situation, that is, the pre divesting of Northstar Network Ltd. and the pre acquiring of the sonar company.

Homeland Security and Military Defense:

NNL expects that design and manufacture of homeland security and anti-terrorism systems will grow to become a major component of its business over the next five years as the United States Department of Homeland Security and the United States Navy ramp up efforts to protect ports, on shore high value assets and ships from terrorists.  NNL has designed and is capable of manufacturing sonar hardware for homeland security and military defense systems.

Research and Development:

The Company did not expend any efforts on research and development during the year.

CONTRACT MANUFACTURING (CM)

NNL has become a subcontractor to the aerospace and contract manufacturing industries and assembles electronic and mechanical systems under contract to the defense and aerospace industry (called ‘build to print’). Products are built according to designs provided by our customers.   The main customers are currently Lockheed Martin MS2 and L-3 Communications MAPPS Inc., a Canadian subsidiary of L-3 Communications Inc., for whom the Company provides production engineering, contract manufacturing of console components, sourcing and procurement of replacement parts, assembly into full systems, testing and shipping.

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

However, we expect that, dependent upon the economic and political factors influencing major defense contractors such as Lockheed Martin, there will indeed be competition for future contracts. NNL’s main competitive advantages are price (our labor and overhead rates are low compared to many other jurisdictions) and quality of our current work on naval machine control consoles (MCCs) and other aeronautics contracts.

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

Dependence on One or a Few Major Customers – CM

NNL currently depends to a great extent on Lockheed Martin MS2 and L-3 Communications MAPPS for its contracts. Lockheed Martin is comprised of many semi-autonomous divisions, which have many customers. Dealing with these divisions is similar to dealing with independent companies, regarding contract operations. We are trying to reduce our dependency on one or two divisions by contacting other divisions and other large prime contractors about CM opportunities with them.

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

NNL did not incur expenditures in fiscal 2011 on CM research and development activities.

Costs and Effects of Compliance with Environmental Laws – CM

NNL has incurred no costs or adverse effects in its compliance with any environmental laws.

SYSTEM INTEGRATION

NNL carries out multi-faceted contracts that require several subcontractors to perform specialized tasks.  This ability to integrate the work of several components to create one complete system is one of Northstar’s main areas of business – system integration.

As a result of its capabilities and expertise, NNL developed an approach to securing and executing defense and other contracts. NNL brings together a number of Small Medium Size Enterprises (SME) affiliate companies thereby presenting a broad capability to prime defense contractors.  Because NNL offers ‘one stop shopping’ for multiple companies with a wide range of relevant expertise, it is anticipated that contract work for various Canadian government procurements will flow to NNL.

NNL has carried out several contracts for Lockheed Martin on the development and production of an underwater intruder detection system and is pursuing new contracts in the defense and homeland security areas. NNL is currently working on a defense contract for naval submarine upgrades.

EMPLOYEES

As of December 31, 2011 the Company had a total of 17 employees.

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

Item 3. Legal Proceedings

There are no known legal filings registered or contemplated against the Company. Several debt claims have been registered against the company.  The total of the registrations is approximately $85,000.

Item 4. Submission of Matters to a Vote of Security Holders

No change since previous filing.  The Company has filed with the SEC an SB-1 registration statement April 2000, an S-8 registration November 2000 and quarterly reports (form 10QSB) for June and September 2000 and for March, June and September 2001, 2002, 2003, 2004, 2005, 2006 and 2007, form 10Q’s for March, June and September 2008, 2009, 2010  and 2011 and annual reports (form 10KSB) for December 31, 2000, 2001, 2002, 2003, 2004, 2005, 2006, 2007 and form 10K for 2008, 2009, 2010 and 2011.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

No change since previous filing.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion, comparison and analysis should be read in conjunction with the Company’s accompanying audited consolidated financial statements for the years ended December 31, 2011 and 2010 and the notes related thereto. The discussion of results, causes and trends should not be construed to infer conclusions that such results, causes or trends necessarily will continue in the future.

DISCUSSION

The following table sets forth for the years indicated items included in the Company’s consolidated statement of operations:

                                       2011                2010              2009               2008             2007

Total revenue                 $   379,020      $3,186,964    $3,913134      $2,254,657   $1,611,203

Cost of goods sold              207,930        2,806,881     3,080,792        2,148,539        725,706

Gross margin                      171,090           380,083        832,342           106,118        885,497

Expenses                         1,979,045        1,710,411     1,830,507        1,846,748     1,664,315

Net (loss)                      $1,807,955      $(1,330,328)   $(998,165)   $(1,740,630)   $ (778,818)

Net (loss) per share      $(0.04)             $(0.04)            $(0.03)         $(0.06)            $(0.03)

During the year the Company attempted to adequately carry out production on its contracts, develop delivery requirements with suppliers and to improve internal systems.  A shortage of working capital in support of production became an issue as the Company took measures to provide that support.  Sufficient capital was not raised and consequent production restrictions caused delays with contract deliveries.  The delays resulted in increased production costs (cost of goods sold) and delays in the receipt of prospective contract increases.

As a result of an inability to obtain sufficient operating funding for production demands, NNL could not achieve its contract revenue goals for the year, and, in fact, fell far short. New financing opportunities were pursued late in the fiscal year. In 2011, the Company had a large decrease in contract billings resulting in lower revenues while at the same time maintained production expenditures which further increased the loss position. The lack of required operating capital caused greater material/production/shipping costs and hence insufficient margins which resulted in the large loss for the year and further hindered the ability to finance working capital, causing a further decline in production.  The loss increased to $(1,807,955) from a loss of $(1,330,328) for 2010.  In view of these issues, contract revenue performance fell well below expectations for 2011.

Production on the first phase of the P3 project slowed down as per its scheduled completion in the first quarter.  As well, expected purchase orders for production on the second phase of the project were delayed early in the year. The slowdown in production on the P3 project, as noted above, resulted in lower revenues. A Frigate Console project is underway. Lack of sufficient operating capital has caused delays in shipset deliveries. Also, the Submarine Sonar upgrade contract is underway.

NNL’s total revenues for 2011 were $379,020 ($3,186,964 for 2010, $3,913,134 for 2009 and $2,254,657 for 2008). We incurred a net loss from operations of $(1,807,955) [$(1,330,328) for 2010 $(998,165) for 2009 and $(1,740,630) for 2008]. Total revenue for 2011 includes sales of $379,020 and $nil in recovery of research and development costs (2010 includes sales of $3,186,964 and $0 in recovery of research and development costs and 2009: $3,913,134 in sales and $0 in recovery of costs).

Defense Sonar Development Contract Opportunity

During 2011 NNL submitted a proposal for another Project X prototype system for an ‘Undisclosed’ prospective customer. It is expecting to receive information on this program in the current year.

Contract Manufacturing

NNL remained active pursuing new contract manufacturing opportunities during 2011.  During 2010 the Company was awarded a contract for additional P3/CP140 aircraft ASLEP upgrades from Lockheed Martin Aeronautics.  The Master PO contract was altered to an Open PO contract during the year and numerous Pos were terminated due to slow delivery threatening production work flows.  These have been taken in-house at Lockheed’s facilities.  The primary casue was lack of operating capital as previously described.

Systems Integration

NNL will continue to pursue contract systems integration business in 2012.

Description of Existing Contracts:

Marine Naval Consoles -  L-3  Communications MAPPS Inc.

The contract, awarded in March 2009, is to manufacture 66 Standard Marine Consoles and 60 Local Operating Panels as part of its Integrated Platform Management System (IPMS) for the Halifax Class naval frigates of the Canadian Navy.  NNL had to re-schedule deliveries during 2011 due to the unavailability of sufficient working capital to maintain the production schedule and alterations by the customer.  Future delivery timetables also require adequate funding be available for production of additional consoles in the new year.  Subsequent to the year end additions were received for the existing contract.

Wing Box Assemblies for P3/CP140 MLU Program - Lockheed Martin Aeronautics Co.

The former original Master Purchase Order contract for 48 aircraft wound down in 2011. A follow-on Master Purchase Order for 67 aircraft was received at the beginning of the 3rd Quarter 2010.  Production was delayed through the first quarter of 2011 while the customer continued to refine its purchase order requirements.  Only minimal production was possible during 2011 due to insufficient contract project funding support in place in early 2011.

Results of Operations

Gross margins increased to 45% compared with 11.9% for 2010, 21.3% for 2009, 4.7% for 2008 and 55% for 2007). A significant cause of any fluctuation in the gross margin percentages would be due to changes in the revenue mix where the Company is now generating greater revenues with significantly more direct costs attached.

During 2011 and 2010, the Company did not spend funds on design engineering and prototype development related to the development of engineering systems ($0 in 2009, $295,302 in 2008, $234,019 in 2007, $389,222 in 2006 and $816,622 in 2005).

The Company generated contract and sales revenues of $379,020 in 2011 (2010: $3,186,964) (2009: $3,913,134) (2008: $1,899,061) (2007: $664,110) (2006: $577,237) (2005: $492,810) and government incentive research and development recoveries of $nil included in revenues (2009: $nil) (2008: $124,663) (2007: $153,286) (2006: $311,698) (2005: $671,720).

The Company incurred a loss of $(1,807,955) for 2011 (compared to losses of $(1,330,328) for 2010, $(998,165) for 2009, $(1,740,630) for 2008, $(778,818) for 2007, $(969,286) for 2006 and $(984,768) for 2005.

The Company expects that design, engineering, development and manufacture of defense systems will continue to be the major component of its business over the next five years.

Liquidity and Capital Resources

The Company used cash in operations of $(1,023,191) in 2011 compared to cash used by operations of $(777,903) in 2010 $(467,412) in 2009, $(806,715) in 2008, $(773,520) in 2007, $(607,410) in 2006, and $(311,237) in 2005.  In 2011 the Company raised equity financing of $637,000 compared to $777,604 equity funding during 2010, $287,500 equity funding during 2009, $144,088 equity funding during 2008 and $134,250 equity funding during 2007 and $304,325 equity funding during 2006. The net cash was used to fund operations.

The Company’s working capital and capital requirements will depend on many factors, including the ability of the Company to increase contract manufacturing sales in order to generate sufficient funds to cover the current level of operating expenses. During the most recent fiscal year the Company increased its long-term debt by $90,650 (decreased by: 2010 $23,078, increased by: 2009 - $33,900, 2008 - 211,979, 2007 - $747,902).

The Company is negotiating to secure equity financing in the short term.

With respect to the trade payables, the Company's suppliers have been reasonably cooperative with the Company to date. The Company will maintain its focus on reducing the outstanding amounts payable with increased cash flow from operations and from debt financing. The Company expects its suppliers will continue to be supportive in the future, and the Company will continue with its communications regarding future prospects.

With respect to government loans, the various agencies holding the loans have been cooperative with the Company to date. The loans were in a normal status during the year. The Company anticipates continued lendor cooperation into the future.

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

Although the Company raised working capital through equity funding during 2011 a large amount of equity-based working capital is further required to efficiently carry out existing and expected contracts.  We believe that with sufficient working capital, the Company’s revenues and backlog of work can grow in 2011 with the prospect of an improved bottom line.

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

Item 7. Financial Statements

NORTHSTAR ELECTRONICS, INC.

Index to Consolidated Financial Statements December 31, 2011 and 2010 (U.S. Dollars)

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

DRAFT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Northstar Electronics, Inc.:

We have audited the accompanying consolidated balance sheet of Northstar Electronics, Inc. (“the Company”) as at December 31, 2011and 2010, the related consolidated statement of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

MEYERS NORRIS PENNY LLP

Vancouver, Canada

CHARTERED ACCOUNTANTS & BUSINESS ADVISORS

PH. (604) 685-8408  FAX (604) 685-8594   www.mnp.ca

NORTHSTAR ELECTRONICS, INC.

Consolidated Balance Sheets

December 31

(US Dollars)	2011	2010

Assets

Current
Cash and cash equivalents	$2,358	$135,311
Accounts receivable (note 5)	175,361	51,088
Investment tax credits receivable	-	-
Inventory (note 2d)	281,830	121,311
Prepaid expenses	24,603	7,967

	484,152	315,677
Deferred contract costs (note 6)	36,389	56,977
Intangible asset (note 7)	-	12,120
Equipment (note 7)	30,791	44,920

	$551,332	$429,694

Liabilities

Current
Accounts payable and accrued liabilities	$2,430,675	$1,969,659
Loans payable (note 8)	707,207	580,830
Due to Cabot Management Limited (note 9a)	53,593	55,049
Due to Directors (note 9)	1,088,281	1,208,265
Deferred revenue	141,101	34,883
Current portion of long-term debt (note 10)	2,061,655	1,318,587

	6,482,512	5,167,273
Long-term debt (note 10)	-	706,393

	6,480,155	5,873,666

Stockholders’ Deficit

Common Stock (note 15&16)
Authorized:
100,000,000 Common shares with a par value of $0.0001 each
20,000,000 Preferred shares with a par value of $0.0001 each
Issued and outstanding:
53,377,824 Common shares (36,143,942 - 2010)	5,338	3,614
488,586 Preferred series A shares (488,586 – 2010)	409,299	409,299
Additional Paid-in Capital	7,058,546	5,764,443
Accumulated Other Comprehensive Income (Loss)	(624,233)	(649,153)
Accumulated Deficit	(12,780,130)	(10,972,175)

	$551,332	$429,694

See notes to consolidated financial statements

Nature of operations and going concern (note 1)

Contingent liabilities (note 11)

Commitment (note 12)

NORTHSTAR ELECTRONICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

Years Ended December 31

(US Dollars)

	2011	2010	2009

Revenues	$379,020	$3,186,964	$3,913,134
Cost of Goods Sold	207,930	2,806,881	3,080,792

Gross Margin	171,090	380,083	832,342

Expenses
Salaries, wages and benefits	752,442	373,918	383,848
Research and development	-	-	-
Travel, marketing and business development	2,682	47,779	32,316
Management fees	135,000	210,000	175,727
Finance fees	158,150	70,000	-
Consulting	114,000	16,458	98,731
Rent	122,863	110,851	139,779
Professional fees	98,113	162,286	108,882
Office and miscellaneous	152,106	192,320	146,025
Bad debts	-	5,415	15,596
Interest on long-term debt	389,516	411,507	274,159
Telephone and utilities	25,693	31,694	37,323
Loss on disposal of assets	19,104	4,307	1,839
Foreign exchange loss (gain)	(2,100)	(3,350)	396,781
Depreciation	11,476	15,013	15,102
Amortization of intangible asset	-	2,213	4,399
Interest and penalties (note 14)	-	60,000	-

	1,979,045	1,710,411	1,830,507

Net loss for the year	(1,807,955)	(1,330,328)	(998,165)
Other comprehensive income
Foreign currency translation adjustment	24,920	(190,811)	(546,874)
Net loss and comprehensive loss for the year	(1,783,035)	(1,521,139)	(1,545,039)
Loss Per Share (Basic and Diluted)	$ (0.04)	$ (0.04)	$ (0.03)

Weighted Average Number of Common
Shares Outstanding (Basic and Diluted)	42,697,731	34,762,851	31,140,586

See notes to consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Statements of Changes in Stockholders’ Deficit

Years Ended December 31

(US Dollars)

	Number of Shares	$	Par Value	$	Additional Paid-In Capital	$	Other Comprehensive Income (Loss)	$	Accumulated Deficit	$	Total Stockholders’ Deficit

Balance December 31, 2008	29,960,370		$2,997		$4,954,639		$88,935		$(8,643,681)		$(3,597,110)
Other comprehensive loss	-		-		-		(546,874)		-		(546,874)
Issuance of common stock:
For services	1,346,547		134		119,622		-		-		119,756
For cash	632,153		63		53,437		-		-		53,500
Stock option benefit	-		-		46,475		-		-		46,475
Net loss	-		-		-		-		(998,165)		(998,165)

Balance December 31, 2009	31,939,070		3,194		5,174,173		(457,939)		(9,641,846)		(4,922,418)
Other comprehensive loss	-		-		-		(190,811)		(1)		(190,812)
Issuance of common stock:
For services	985,856		98		155,781		-		-		155,879
For cash	3,191,172		319		411,740		-		-		412,059
For preferred conversion	160,000		16		32,812		-		-		32,828
For loan payable	30,000		3		6,597		-		-		6,600
For prepaid expense	508,844		51		96,949		-		-		97,000
Held by the Company	(671,000)		(67)		(113,609)		-		-		(113,676)
Net loss	-		-		-		-		(1,330,328)		(1,330,328)
Balance December 31, 2010	36,143,942		$3,614		$5,764,443		$(649,153)		$(10,972,175)		(5,853,271)
Currency translation adjustment	-		-		-		24,920		-		24,920
Issuance of common stock:
For loans	2,082,112		208		199,792						200,000
For cash	9,204,288		921		636,079						637,000
For services	5,947,482		595		458,232						458,827
Net loss	-		-		-		-		(1,807,955)		(1,807,955)
Balance December 31, 2011	53,377,824		$5,338		$7,058,546		$(624,233)		$(12,780,130)		(6,340,479)
Series A shares of preferred stock -	Balance December 31, 2010										409,299
Series A shares of preferred stock -	Converted to common shares										-
Series A shares of preferred stock -	Issued during the year										-
											409,299
Total stockholders’ equity (deficit) December 31, 2011	53,377,824		$5,338		$7,058,546		$(624,233)		$(12,780,130)		$(5,931,180)

See notes to consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Statements of Cash Flows

Years Ended December 31

(US Dollars)	2011	2010	2009
Operating Activities
Net loss	$(1,807,955)	$(1,330,328)	$(998,165)
Items not involving cash:
Depreciation	11,476	15,013	15,102
Amortization of intangible assets	-	2,213	4,399
Services paid with common stock	458,827	155,879	119,756
Loss on disposal of assets	19,056	1,254	1,839
Equity based compensation	-	-	46,475
Changes in Non-Cash Working Capital:
Accounts receivable	(12,059)	211,484	395,839
Prepaid expenses	(11,047)	(67,098)	7,267
Inventory	(164,692)	17,869	(29,514)
Accounts payable and accrued liabilities	375,432	459,978	(168,261)
Deferred revenue	107,771	(244,167)	137,851
Cash Used in Operating Activities

Investing Activities
Deferred contract costs	-	-	-
Acquisition of equipment	(8,002)	-	(15,591)
Cash Used in Investing Activities	(8,002)	-	(15,591)

Financing Activities
Issuance of share capital for cash (net of issue costs)	631,220	672,186	287,500
Loan advances	82,490	281,876	-
Long term financing	90,650	(142,998)	-
Repayment of debt	-	-	(62,893)
Advances from directors	94,417	(33,460)	185,609
Cash Provided by Financing Activities	898,777	777,604	410,216

Effect of Foreign Currency Translation on Cash	(537)	27,124	(29,075)

Increase (Decrease) in Cash and Cash equivalents	(132,953)	26,825	(101,862)
Cash and Cash Equivalents, Beginning	135,311	108,486	210,348

Cash and Cash Equivalents, Ending	$2,358	$135,311	$108,486

Supplemental Information
Income taxes paid	$-	$-	$-
Interest paid	$389,516	$411,507	$274,159
Common stock issued for debt	$200,000	$6,600	$-

See notes to consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

(US Dollars)

1.            NATURE OF OPERATIONS AND GOING CONCERN

These consolidated financial statements include the accounts of Northstar Electronics, Inc. ("the Company") and its wholly owned subsidiaries, Northstar Technical Inc. ("NTI") and Northstar Network Ltd. ("NNL").  All inter-company balances and transactions are eliminated.  The parent company was incorporated on May 11, 1998 in the state of Delaware.  On January 26, 2000 NEI acquired 100% of the shares of NTI for the issuance of 4,901,481 shares of treasury stock to the former shareholders of NTI.  This transaction was accounted for as a reverse takeover.  Prior to this date, the Company had no operations other than organizational activities.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to continue as a going-concern and contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As at December 31, 2011, the Company incurred a net loss of $1,807,955 (2010: $1,330,328) and had a working capital deficiency of $5,998,360 (2010: $4,791,596), which includes $2,061,655 of long term debt due within one year.

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

Inventory consists of the following:

	2011	2010
Raw materials	$125,755	$65,427
Work in progress	156,075	55,884
	$281,830	$121,311

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

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

       k.    Government assistance

The Company’s subsidiaries have been awarded research and development assistance under certain Government of Canada assistance programs.  Amounts received or receivable under these programs are recorded as other income at the time the amounts are approved for payment by the government agency.  Advances for expenses which the Company has yet to incur are also included in deferred revenue (2011 - $141,101: 2010 - $34,883: 2009 - $273,518).

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

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

u.    Recently adopted accounting pronouncements

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

In September 2011, the Financial Accounting Standards Board (“FASB”) amended its goodwill guidance by providing entities an option to use a qualitative approach to test goodwill for impairment. An entity will be able to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The amendment will be effective for the Company on January 1, 2012. The Company does not anticipate that this amendment will have a material impact on its financial position or results of operations.

In 2011, the FASB issued new accounting guidance that requires total comprehensive income, the components of net income and the components of other comprehensive income to be presented either in a single continuous statement or in two separate but consecutive statements. This guidance will be effective for the Company in the fiscal year beginning January 1, 2012. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of shareholders’ equity. While the new guidance changes the presentation of other comprehensive income, there are no changes to the components that are recognized in other comprehensive income. Other than presentation, the adoption of this guidance will not have an impact on the Company’s financial position or results of operations.

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

4.

CONCENTRATIONS AND ECONOMIC DEPENDENCE

During 2011, two customers accounted for 99% of the Company's revenue (2010 - 99%).  All of the Company’s assets and liabilities are located in Canada.  100% of the Company’s revenues are derived from the United States.

5.

ACCOUNTS RECEIVABLE

During 2011, two customers accounted for 99% of the Company's accounts receivable (2010 - 99%).

	2011	2010
Trade receivables	$141,800	$51,088
Other receivables	33,561	-
Allowance for doubtful accounts	-	-
	$175,361	$51,088

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

6.

Deferred Contract Costs

2011		Accumulated
	Cost	Amortization	Net

	$415,143	$378,754	$36,389

2010		Accumulated
	Cost	Amortization	Net

	$415,143	$358,166	$56,977

7.

EQUIPMENT

2011		Accumulated
	Cost	Amortization	Net

Manufacturing equipment	$9,745	$4,116	$5,629
Furniture and equipment	24,291	15,153	9,138
Computer equipment	25,819	15,482	10,337
Computer software	14,634	10,862	3,772
Leasehold improvements	5,608	3,693	1,915
	$80,097	$49,306	$30,791

2010		Accumulated
	Cost	Amortization	Net

Manufacturing equipment	$36,835	$23,780	$13,055
Furniture and equipment	40,545	26,811	13,734
Computer equipment	30,970	20,925	10,045
Computer software	18,248	13,714	4,534
Leasehold improvements	5,760	2,208	3,552
	$132,358	$87,438	$44,920

Intangible asset

The Company acquired the design rights and tooling for a significant component of its Netmind system at a cost of $37,285 amortized to $0 (2010 - $12,120).  The asset is tested for impairment annually.  The Company recorded amortization of $0 during the year ended December 31, 2011and wrote the asset off (2010 - $2,213).

8.

      LOANS PAYABLE

	2011	2010
Demand loans	$412,704	$318,642
10% term loans	49,165	83,576
Repayable government assistance	187,412	160,595
Interest payable	57,926	18,017
	$707,207	$580,830

The demand loans are unsecured with no fixed terms of repayment.

9.

RELATED PARTY TRANSACTIONS

a.

The amount due to Cabot Management Limited, an associated private company related by a common shareholder and director, bears no interest and has no set terms of repayment.

b.

Included in long-term debt is a loan of $339,814, which bears interest at 5% per month and is due on demand.  Interest accrued in 2011 is $185,000 (2010: $169,814 and 2009: $107,609).

c.

The Company accrued management fees payable of $135,000 in total to two directors of the Company for their services as officers of the Company (2010 - $210,000)

d.

The amounts due to directors have no specific terms of repayment and are subordinated to amounts due to ACOA (note 10).  During the year ended December 31, 2011 the Company issued 2,082,112 to settle $200,000 of the debt owing a director

e.

As at December 31, 2011 a total of 4,010,000 common stock options expired and nil were granted during the year, leaving 262,500 issued and outstanding to directors, officers and employees (2010: 4,272,500 outstanding).

f.

The Company accrued management fees payable of $135,000 in total to two directors of the Company for their services as officers of the Company (2010 - $210,000)

The above transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

10.

LONG-TERM DEBT

	2011	2010
	$	$
a. Short term loan due Terra Nova. Repayable with interest at 5% monthly calculated daily for the term. Terra Nova is controlled by the spouse of an officer of a subsidiary company (note 9c).	339,814	263,976
b. Atlantic Canada Opportunities Agency (“ACOA”)
Delinquent interest-free unsecured loan repayable in monthly payments of Cdn $41,667 commencing March 2009 (Cdn $450,000; 2010 – Cdn $368,678) and matures on September 1, 2010.	442,485	378,579
Interest-free unsecured loan repayable in monthly payments of Cdn $5,938 commencing April 2005 (Cdn $269,367; 2010 – Cdn $269,520) and matures on April 1, 2013.	264,869	272,215

Interest-free unsecured loan to a maximum of Cdn $329,375 repayable in monthly payments of Cdn $5,490 commencing July 2007 (Cdn $202,859; 2009 – Cdn $202,949) and matures on April 1, 2013.	199,471	204,978
Delinquent interest-free unsecured loan repayable in monthly payments of Cdn $6,469 commencing August 2007 (Cdn $500,399; 2010 – Cdn $524,460).	492,042	529,436
Interest-free unsecured loan repayable in monthly payments of Cdn $3,484 commencing July 2007 (Cdn $120,160; 2010 – Cdn $120,205) and matures on July 1, 2013.	118,153	121,407
Interest-free unsecured loan, monthly principal repayments of Cdn $2,621 (Cdn $162,094; 2010 – Cdn $162,094) and matures on December 1, 2014.	159,387	163,715
Delinquent 9% loan with monthly blended repayments of Cdn $6,360 (Cdn $0; 2010 – Cdn $28,456) and matures on November 1, 2010.	-	28,741
c. Provincial Government loan
Miscellaneous (Cdn $46,206; 2010 – Cdn $67,473)	45,434	68,147

	2,061,655	2,024,980
Less: Current portion	-	1,318,587

Long term debt	$2,061,655	$706,393

11.

CONTINGENT LIABILITIES

a.

The Company is contingently liable to repay $2,294,755 in assistance received under the Atlantic Innovation Fund. The assistance is repayable annually at the rate of 5% of gross revenues from sales of products resulting from the Aquacomm research and development project. Gross revenues are to be calculated for the fiscal year immediately preceding the due date of the respective payment. Repayment is to continue until the assistance is repaid in full. To December 31, 2011: $187,412 has been accrued as payable but remains unpaid (2010: $160,595 included in the unpaid amount). The Company was in default of this conditional loan during the year but has arrangements underway to complete the required payments and continue the contingent loan status.

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

	2011	2010
Expected dividend yield	-	-
Forfeiture rate	-	-
Volatility	30.00%	30.00%
Risk free interest rate	2.70%	2.70%
Expected average life	2.5 year	2.5 year
Fair Value of options granted	n/a	n/a

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

Stock option activity for the years ended December 31, 2011 and 2010 are as follows:

	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price

Balance December 31, 2009	4,491,500	$0.25 - $0.50	$0.28
Granted during the year	-	-	-
Cancelled/Expired	(219,000)	$0.50	$0.50

Balance December 31, 2010	4,272,500	$0.25 - $0.50	$0.27
Granted during the year	-	-	-
Cancelled/Expired	(4,010,000)	$0.25	$0.25
Balance December 31, 2011	262,500	$0.50	$0.50

As at December 31, 2011 and 2010, all stock options were fully vested and exercisable and expire two years after the grant date.  As at December 31, 2011 and 2010, the outstanding stock options granted to directors, employees and others are as follows:

	Exercise	Number of Shares
Expiry Date	Price	2011	2010

October 26, 2011	$0.25	-	3,250,000
October 30, 2011 (note 14)	$ 0.25	-	750,000
December 4, 2011	$ 0.50	-	10,000
December 19, 2012	$ 0.50	187,500	187,500
May 1, 2013	$ 0.50	25,000	25,000
March 1, 2015	$ 0.50	50,000	50,000

Total outstanding and exercisable		262,500	4,272,500
Weighted average outstanding life of options (years)		1.72	2.72

Warrants

	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price

Balance December 31, 2009	3,608,510	$0.15 - $1.00	$0.74
Granted during the year	185,586	$0.15	$0.15
Exercised during the year	(1,000,000)	$0.15	$0.15

Balance December 31, 2010	1,365,526	$0.15 - $1.00	$0.74
Granted during the year	-	-	-
Exercised during the year	-	-	-
Cancelled/Expired	(350,000)	$0.15	$0.15
Balance December 31, 2011	1,015,526	$0.15 - $0.75	$0.64

As at December 31, 2011 and 2010, the outstanding warrants are as follows:

	Exercise	Number of Shares
Expiry Date	Price	2011	2010

Open	$ 0.50	389,170	389,170
Open	$0.75	389,170	389,170
During 2011	$ 0.15	-	350,000
Open	$0.15	185,586	185,586
Open	$ 0.25	51,600	51,600

Total outstanding and exercisable		1,015,526	1,365,526
Weighted average outstanding life of options (years)		open	1.5

In 2005, the Company issued 389,170 Class A warrants exercisable at $0.50 per share and 389,170 Class B warrants exercisable at $0.75 per share.  The Class A and Class B warrants expire six months after the closing bid price for the common stock of the Company has been over $0.65 and $1.00 per share respectively for five consecutive trading days.

In 2006, the Company issued 2,700,000 half share purchase warrants.  One share purchase warrant is exercisable at $0.15 to acquire one share of common stock.  The warrants expired during 2011.

In 2008, the Company issued 51,600 warrants exercisable at $0.25 per share.

See also note 15.

14.

INCOME TAXES

Income taxes vary from the amount that would be computed by applying the estimated combined statutory income tax rate (34%) for the following reasons:

	2011	2010
(Loss) earnings before income taxes	$ (1,807,955)	$ (1,330,328)
Income tax rate	34%	34%

Expected income tax expense (recovery) based on above rates	(614,704)	(431,912)
Increase (decrease) due to:
Impact of lower statutory tax rates on foreign subsidiaries	73,000	23,085
Non-deductible expenses	100,000	63,525
Other permanent differences	(50,000)	(47,966)
Effect of expiry of losses	400,000	131,007
Change in valuation allowance	91,704	322,261

Provision for income taxes	$ -	$ -

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company’s deferred tax assets and liabilities consist of the following:

	US	Foreign	Total: 2011	2010
Accounting value of equipment in excess of tax values	-	940	940	940
Other assets	-	56,485	56,485	56,485
Non-capital losses carried forward	812,619	995,336	1,807,955	1,878,563
Valuation allowance	(812,619)	(854,908)	(1,865,380)	(1,935,988)

Net deferred tax asset (liability)	$ -	$ -	$ -	$ -

The Company's carried losses for income tax purposes are $8,875,029 (2010 - $7,167,074), which may be carried forward to apply against future income tax, expiring between 2014 and 2030. During 2011 $400,000 in loss carry forwards expired.  The future tax benefit of these loss carry-forwards has been offset with a full valuation allowance.  These losses expire as follows:

2014	$556,923
2015	1,006,332
2026	681,591
2027	718,441
2028	1,791,899
2029	1,039,431
2030	1,272,447
2031	1,807,955

$8,875,029

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

The Company did not file the information reports for the years ended December 31, 2007 through 2011 concerning its interest in foreign bank accounts on TDF 90-22.1, “Report of Foreign Bank and Financial Accounts” (“FBARs”). For not complying with the FBAR reporting and recordkeeping requirements, the Company is subject to civil penalties up to $10,000 for each of its foreign bank. The Company does not believe that the failure to file the FBAR was willful and intends to seek a waiver of any penalties. The Company is unable to determine the amount of any penalties that may be assessed at this time and believes that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

In addition, because the Company did not generate any income in the United States or otherwise have any U.S. taxable income, the Company does not believe that it owes U.S. federal income taxes in respect to any transactions that the Company or any of its subsidiaries may have engaged in through December 31, 2011. However, there can be no assurance that the IRS will agree with the position, and therefore the Company ultimately could be held liable for U.S. federal income taxes, interest and penalties. The tax years ended December 31, 2007 to 2010 remain open to examination by tax authorities.

In addition, because the Company did not generate any income in the United States or otherwise have any U.S. taxable income, the Company does not believe that it owes U.S. federal income taxes in respect to any transactions that the Company or any of its subsidiaries may have engaged in through December 31, 2011. However, there can be no assurance that the IRS will agree with the position, and therefore the Company ultimately could be held liable for U.S. federal income taxes, interest and penalties. The tax years ended December 31, 2007 to 2011 remain open to examination by tax authorities.

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

October 1 to December 31, 2010:

For services: 985,856 shares fairly valued at $155,879 - the market value of those services

For cash: 3,191,172 shares fairly valued for cash of $412,059

To settle loans: 30,000 shares to settle $6,600

During the year ended December 31, 2011 the Company issued the following common shares:

For reduction of loans from director: 2,082,112 shares fairly valued at $200,000

For cash: 9,204,288 shares for $637,000

For services: 5,947,482 shares fairly valued at $458,827

Preferred Shares

Issued for cash:

408,000 series A shares of preferred stock for $342,772 (inclusive of 100,000 preferred shares for $90,000 received during the three months ended March 31, 2010 and 80,586 preferred shares for $66,527 received during the three months ended September 30, 2010). The preferred shares bear interest at 10% per annum paid semi annually not in advance and are convertible to shares of common stock of the Company after two years from receipt of funds at a 20% discount to the then current market price of the Company’s common stock. The preferred shares may be converted after six months and before two years under similar terms but with a 15% discount to market. At December 31, 2011 the Company had received $409,299 for 488,586 preferred shares.

16.    LOSS PER SHARE

The potentially dilutive securities that were excluded from the earnings (loss) per share calculation consist of stock options with an exercise price greater than the average market price of the Common Shares.  1,278,026 shares were potentially dilutive in 2011 (2010: 2,029,516).

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

Framework used by Management to Evaluate the Effectiveness of Internal Controls over Financial Reporting

We maintain internal controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure within certain policies and procedures.  These policies and procedures include:

- maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of  assets,

-provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.   For the year ended December 31, 2011 management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), an Internal Control - Integrated Framework issued in 1992, to evaluate the effectiveness of our internal control over financial reporting.

Management’s Assessment of the Effectiveness of Internal Controls over Financial Reporting as of December 31, 2011

Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that our internal control over financial reporting was effective as of December 31, 2011, but that as set forth below our disclosure control over financial reporting was not effective as of December 31, 2009.

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

Factors Considered in Determining Effectiveness of Disclosure Controls and Procedures                                                                                                                                      Our management, with the participation of our President/Chief Executive Officer/Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2011.

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

Management’s Assessment of the Effectiveness of Disclosure Controls over Financial Reporting as of December 31, 2011

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act

            Name of Director

Age

Office

Wilson Russell, PhD

  66

President and Principal Financial Officer

Terry McLeod                          66                   Director

Harry Davis                              79                   Director (resigned February 2, 2012)

Item 10. Executive compensation

During the year the Company paid or accrued as payable $90,000 (2010 $120,000; 2009 $109,742; 2008 $124,193; 2007 $96,832; 2006 $96,832; 2005 $131,580; 2004 $117,030;

2003 $53,550) to Wilson Russell, the Company’s President, for his services; and

paid or accrued as payable to Terry McLeod $45,000 for his services during the year (2010 $90,000; 2009 $65,985; 2008 $56,400; 2007 $56,400).

Item 11. Security Ownership of Certain Beneficial Owners and Management

Class

Name and Address

    Number of Shares

Percentage of Shares*

Common

Wilson Russell

                  5,551,000

          10.4%

560 West 29th Avenue

Vancouver, B.C.

Canada    V5Z 2H7

Common

All officers and directors as a group:   5,551,000

          10.4%

 *Based on 53,377,824 shares of common stock issued and outstanding December 31, 2011

Item 12. Certain Relationships and Related Transactions

None

Item 13. Exhibits and Reports on Form 8-K

No change in exhibits since previous filing

No Form 8K was filed during the fourth quarter of 2011.

Item 14. Principal Accountants Fees and Services

During 2011, the Company’s auditors and principal accountants received approximately $98,113 in remuneration for audit and related (quarterly review) services. No other services were provided to the Company by its auditors and principal accountants  During 2010, the Company’s auditors and principal accountants received approximately $100,000 in remuneration for audit and related (quarterly review) services. No other services were provided to the Company by its auditors and principal accountants.

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

  Date

April 16, 2012

Wilson Russell, PhD,

Chief Executive Officer and Chief Financial Officer