Form 10-K/A
period 2011-12-31
NORTHSTAR ELECTRONICS INC
filed 2012-04-17
CIK 1082027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

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

EXPLANATORY NOTE: The registrant is filing this amendment to remove the auditor's letter in the financial section of the filing.

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

Although the Company has moved to obtain additional customers we are, at present, substantially dependent on two customers to generate future sales.   Our future is uncertain if our relationships with these major customers fail. Please also refer to our December 31, 2011 year end financial statements and notes thereto.

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

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion, comparison and analysis should be read in conjunction with the Company’s accompanying consolidated financial statements for the years ended December 31, 2011 and 2010 and the notes related thereto. The discussion of results, causes and trends should not be construed to infer conclusions that such results, causes or trends necessarily will continue in the future.

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

Item 7. Financial Statements

NORTHSTAR ELECTRONICS, INC.

Index to Un Consolidated Financial Statements December 31, 2011 and 2010 (U.S. Dollars)

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

  Date

April 17, 2012

Wilson Russell, PhD,

Chief Executive Officer and Chief Financial Officer