Form 10-Q
period 2012-03-31
NORTHSTAR ELECTRONICS INC
filed 2012-05-21
CIK 1082027




                         U.S. SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549

                                         FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

COMMON SHARES AS OF MAY 20, 2012: 57,852,824

Transitional Small Business Disclosure Format (check one):
Yes[]  NO[X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED - PREPARED BY MANAGEMENT
NORTHSTAR ELECTRONICS, INC. Consolidated Financial Statements
Consolidated Balance Sheets at March 31, 2012 and at December 31, 2011
Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2011
Consolidated Statements of Changes in Stockholders' Equity
for the Three Months Ended March 31, 2012
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011
Notes to Consolidated Financial Statements
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 3. CONTROLS AND PROCEDURES

PART II     OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURES

The  Company's financial statements, presented below, are based on the fact that the Company is in the process of the disposition of its subsidiary, Northstar Network Ltd.
The  financial   statements   have  undergone  internal  review  only  and,  therefore,  any determinations  and  particular  treatments  have  been  made  at  the  sole  discretion  of management. These interim financial  statements  have  not  been  reviewed  by the Company's auditors




                          NORTHSTAR ELECTRONICS, INC.
                   Consolidated Balance Sheets - U.S. Dollars
                                  (US Dollars)


                                                                            March 31        December 31

                                                                              2012             2011

                                                                            UNAUDITED       UNAUDITED
ASSETS                                                                    ------------------------------

CURRENT
  Cash and cash equivalents                                             $          238  $        2,358
  Accounts receivable                                                                0         175,361
  Due from Empower                                                             240,000               0
  Inventory                                                                          0         281,830
  Prepaid expenses                                                               2,066          24,603
----------------------------------------------------------------------------------------------------------
                                                                               242,304         484,152
                                                                           -------------------------------
DUE FROM NORTHSTAR NETWORK LTD                                               1,264,866               0
DEFERRED CONTRACT COSTS                                                              0          36,389
EQUIPMENT                                                                            0          30,791
-----------------------------------------------------------------------------------------------------------
                                                                        $    1,507,170  $      551,332
                                                                          -------------------------------
LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                              $    1,051,084  $    2,430,675
  Loans payable                                                                503,684         707,207
  Repayable government assistance                                              190,766               0
  Due to Cabot Management Limited                                               54,552          53,593
  Due to Directors                                                             903,699       1,088,281
  Deferred revenue                                                                   0         141,101
  Current portion of  long-term debt (note 3)                                  542,472       2,061,655
 ----------------------------------------------------------------------------------------------------------
                                                                             3,246,257       6,482,512
                                                                          ---------------------------------
LONG-TERM DEBT (note 3)                                                              0               0
-----------------------------------------------------------------------------------------------------------
                                                                             3,246,257       6,482,512
                                                                          ---------------------------------
STOCKHOLDERS' DEFICIT
Authorized:
  100,000,000 Common shares with a par value of $0.0001 each
    20,000,000 Preferred shares with a par value of $0.0001 each
Issued and outstanding:
    54,852,824 Common shares (53,377,824- December 31, 2011)                     5,486           5,338
        488,586 Preferred series A shares (488,586 - December 31, 2011)        409,299         409,299
ADDITIONAL PAID-IN CAPITAL                                                   7,097,523       7,058,546
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)                                 (707,003)       (624,233)
ACCUMULATED DEFICIT                                                         (8,544,392)    (12,780,130)
-------------------------------------------------------------------------------------------------------------

                                                                        $    1,507,170  $      551,332
                                                                        =====================================
               See notes to the consolidated financial statements
Nature of operations and going concern (note 1) Contingent liabilities (note 5)


                          NORTHSTAR ELECTRONICS, INC.
                     Consolidated Statements of Operations
                   Three Months Ended March 31, 2012 and 2011
                                   Unaudited
                                  U.S.Dollars
                                                       2012              2011
                                                     -----------------------------
Revenue - note 4                                 $       0            $183,975
Cost of goods sold                                       0              90,844
----------------------------------------------------------------------------------
Gross margin                                             0              93,131
Other income                                             0              12,396
----------------------------------------------------------------------------------
                                                         0             105,527
                                                      ----------------------------
Expenses
 Salaries                                                0             239,306
 Consulting                                         31,000                   0
 Finance fees                                        8,125                   0
 Professional fees                                       0               3,028
 Management and administration fees                      0              45,000
 Stock based compensation                                0             102,000
 Rent                                               12,000              34,690
 Investor relations                                      0              10,900
 Office                                              1,064              12,621
 Travel and business development                         0                   0
 Interest on debt                                   33,016             211,079
 Telephone and utilities                             1,500               6,818
 Amortization                                            0              15,903
 Foreign exchange                                     (255)                534
 Bad debts                                               0               4,864
-----------------------------------------------------------------------------------
                                                    86,450             686,743
                                                   --------------------------------
Net from operations before other items             (86,450)           (581,216)

Other Items:
  Loss from discontinued operations               (109,391)                  0

Net loss for the period                        $  (195,841)      $    (581,216)

Net (loss) per share                           $     (0.00)      $       (0.02)

Weighted average number of shares outstanding   54,115,324          36,662,616

               See notes to the consolidated financial statements




                                            NORTHSTAR ELECTRONICS, INC.
                             Consolidated Statement of Changes in Stockholders' Equity
                                        Three Months Ended March 31, 2012
                                                   Unaudited
                                                  U.S. Dollars

                                   Number of   $ Par   $ Additional     $   Other      $ Accumulated    $      Total
                                   Shares       Value     Paid-In        Comprehensive     Deficit          Stockholders'
                                                          Capital        Income (Loss)                        Deficit
--------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 2010       36,143,942    $ 3,614  $  5,764,443     $ (649,153)     $(10,972,175)    $ (5,853,271)

Currency translation adjustment         -           -            -          24,920                 -           24,920

Issuance ofcommon stock:
  For loans                     2,082,112          208      199,792              -                 -          200,000
  For cash                      9,204,288          921      636,079              -                 -          637,000
  For services                  5,947,482          595      458,232              -                 -          458,827
Net loss                                -            -            -              -         (1,807,955)     (1,807,955)
--------------------------------------------------------------------------------------------------------------------------

BALANCE DECEMBER 31,2011       53,377,824     $  5,338  $  7,058,546   $  (624,233)     $(12,780,130)     (6,340,479)

Issuance of common stock:
 For services                   1,475,000         148         38,977             -                -            39,125

Net loss for the period                -            -            -               -           (195,841)       (195,841)
Adjustment to foreign exchange         -            -            -         (82,770)                 -         (82,770)
Gain on planned disposition of
 subsidary                             -            -            -               -            864,896         864,896

Adjustment to assets and
liabilities for subsidary
 to be sold                            -            -            -               -          3,566,683        3,566,683
---------------------------------------------------------------------------------------------------------------------------
Balance March 31, 2012        54,852,824        5,486     7,097,523       (707,003)        (8,544,392)      (2,148,386)


SERIES A SHARES OF PREFERRED STOCK -Balance December 31, 2011                                                 409,299
Series A shares of preferred Stock-Converted to common shares                                                       -
Series A shares of preferred Stock-Issued during the Year                                                           -
----------------------------------------------------------------------------------------------------------------------------
                                                                                                               409,299
                                                                                                               ------------
TOTAL STOCKHOLDERS'EQUITY (DEFICIT)
MARCH 31, 2012                  54,852,824    $  5,486   $7,097,523      $(707,003)       $ (8,544,392)      $ (1,739,087)
============================================================================================================================


                             See notes to the consolidated financial statements



                          NORTHSTAR ELECTRONICS, INC.
                     Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2012 and 2011
                                   Unaudited
                                  U.S.Dollars

                                                           2012               2011
Operating Activities                                     -------------------------
      Net income (loss)                                  $(195,841)      $(581,216)
      Adjustments to reconcile net income (loss) to net
          cash used by operating activities
            Non cash items:
            Amortization                                        0            2,085
            Issuance of common stock for services           39,125         117,400
            Changes in operating assets and liabilities   (711,259)        134,247
      Gain on disposition of operating subsidiary          864,896               0
 ----------------------------------------------------------------------------------
Net cash (used) provided by operating activities            (3,079)       (327,484)
-----------------------------------------------------------------------------------
Investing Activities
      Property and equipment                                     0               0
------------------------------------------------------------------------------------
Net cash (used) provided by investing activities                 0               0
------------------------------------------------------------------------------------
Financing Activities
      Issuance of common shares for cash (net of costs)          0          15,000
      Loans payable                                              0         107,370
      Increase (repayment) of long term debt                     0          59,686
      Advances from (repayment to) directors                     0          11,841
------------------------------------------------------------------------------------
Net cash (used) provided by financing activities                 0         193,897
------------------------------------------------------------------------------------
Effect of foreign exchange on translation                      959           8,034
------------------------------------------------------------------------------------
Inflow (outflow) of cash                                    (2,120)       (125,553)
Cash, beginning of period                                    2,358         135,311
------------------------------------------------------------------------------------
Cash, end of period                                   $        238       $   9,758
-----------------------------------------------------------------------------------

Supplemental information
 Interest paid                                         $         0         $109,079
 Shares issued for services                            $    39,125         $117,400
 Shares issued to settle director's loan               $         0         $200,000
 Corporate income taxes paid                           $         0         $      0

               See notes to the consolidated financial statements




                          NORTHSTAR ELECTRONICS, INC.
                   Notes to Consolidated Financial Statements
                       Three Months Ended March 31, 2012
                                   Unaudited
                                  U.S. Dollars

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

These unaudited consolidated interim financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information, are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's December 31, 2011 Form 10-K and amendments.

In the opinion of the Company's management, this consolidated interim financial information reflects all adjustments necessary to present fairly the Company's consolidated financial position at March 31, 2012 and the consolidated results of operations and the consolidated cash flows for the three months then ended. The
Company is in the process of the disposition of its operating subsidiary, Northstar Network Ltd, and is restructuring.

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months to March 31, 2012 the Company incurred a net loss of $195,841 and at March 31, 2012 had a working capital deficiency
(an  excess of current liabilities  over  current assets) of $3,003,953
(December 31, 2011: $5,998,360), including $542,472 of long term debt due within one year (December31, 2011: $2,061,655). The Company is contingently liable for approximately $4,200,000 to repay assistance received under the Atlantic Innovation Fund (see also note 5).

Management has undertaken initiatives for the Company to continue as a going concern; for example: the Company is attempting to secure an equity financing in the short term . The Company also expects to receive $580,000 in cash and publicly traded stock on or within thirty days of the closing of the disposition of Northstar Network Ltd. The Company intends to complete, shortly, the acquisition of a development stage sonar company that we believe will develop and produce profitable products. Management believes these initiatives can provide the Company with a solid base for profitable operations, positive cash flows and reasonable growth. Management is unable to predict the results of its initiatives at this time. Should management be unsuccessful in its initiative to finance its operations the Company's ability to continue as a going concern is not certain.
These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue its operations as a going concern.

2.    SHARE CAPITAL

COMMON STOCK

During the three months ended March 31, 2012 the following shares of common stock were issued:

For services: 1,475,000 shares fairly valued at $39,125 - the market value of those services

PREFERRED STOCK

Issued for cash:

488,586 series A shares of preferred stock for $409,299. The preferred shares bear interest at 10% per annum paid semi annually not in advance and are convertible to shares of common stock of the Company after two years from receipt of funds at a 20% discount to the then current market price of the Company's common stock. The preferred shares may be converted after six months and before two years under similar terms but with a 15% discount to market.

3.    LONG TERM DEBT

Balance owing December 31, 2011                        $2,061,655
Reduction on disposal of subsidiary company            (1,519,183)
Effect of foreign exchange on translation to US                 -
-------------------------------------------------------------------
Balance due March 31, 2012                                542,472
Less current portion                                     (542,472)
-------------------------------------------------------------------
                                                      $         0
                                                     ==============

The Company is contingently liable for approximately $4,200,000 to repay assistance received under the Atlantic Innovation Fund (see also note 5).






4.    REVENUE

                                                Three       Three
                                                months      months
                                                 2012        2011
                                             -------------------------
Revenue consists of:
Product sales                                   $   0     $        0
Contract sales                                      0        183,975
Government assistance                               0              0
Other                                               0         12,396
------------------------------------------------------------------------
                                                $   0     $  196,371

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

(ii) The Company is also contingently liable to repay approximately $1,905,245 in ACOA loans received by its former subsidiary company.

6.    NEW ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial information for the three month periods ended
March 31, 2012 and March 31, 2011 prepared by management and the consolidated financial statements for the twelve months ended December 31, 2011 as presented in the Form 10K as filed. The financial information for the three month period ended
March 31, 2012 has not been reviewed by the Company's auditor.

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

RECENT EVENTS

During the quarter, the Company signed a definitive agreement to divest of its subsidiary, Northstar Network Ltd.(NNL), to Empower Technologies Ltd.. The agreement was amended subsequent to the quarter. The amended terms are as follow:

Subject to certain conditions, Empower will pay $140,000 of the cash portion of the purchase price to Northstar by closing, expected to be on or about May 31, 2012 and pay a further $100,000 in 30 days after closing. For the equity portion of the purchase price, $340,000 in Empower common shares will be issued at closing and a further $320,000 in shares at the end of 18 months from closing subject to NNL incurring at least $6M or higher in revenue within the18 months. In both cases, Empower will issue (or arrange to be transferred) to Northstar such number of free trading Empower shares equal to the amount then due divided by the then 10 day weighted average closing price of Empower's shares on the TSX Venture Exchange and subject to any escrow provisions imposed by the TSX Venture Exchange. Empower will assume up to $3M in NNL debt.

As well the Company signed an agreement to acquire, through a share exchange, Echotec Sonar Ltd., a Canadian development stage company specializing in High
Definition 3D sonar technologies. The closing of this transaction is expected to be on or about May 23, 2012. Management believes that Echotec can develop and produce profitable products for the defense, Homeland Security, commercial shipping, commercial fishing and cruise ship sectors.

Management   expects   its  actions  will  allow  the  Company  to  build  on  the technologies,  products  and  markets  previously  developed  by  its  subsidiary,
Northstar Technical Inc, which  has  been in a non-operating mode this past couple of years.

The Company will also be seeking to acquire a second company, synergistic with Echotec, one which has existing revenues and profits.

THE COMPANY'S SERVICES

Although the Company has experienced a net loss this quarter, we will continue to expend efforts to acquire contracts in the defense sector in addition to its plans to develop products and systems for that sector and for the Homeland Security, commercial shipping, commercial fishing and cruise ship sectors.
We are looking for external funding partners in order to inject the necessary capital to develop systems for use in multiple sectors, and will be interested in establishing working relationships with companies in North America and Europe, either through partnerships or Joint Ventures, for joint projects or other contractual arrangements.

UNDERWATER SONAR PRODUCTS AND TECHNOLOGIES

Northstar developed its own sonar systems for commercial fishing, and developed systems for the detection of potential underwater terrorist threats to protect navy ships.


The Company, through its subsidiary, Northstar Technical, and with the expected acquisition of Echotec Sonar, will remain an underwater advanced sonar technology development and product company.

The Company's new sonar technologies will provide 3-D High Definition images from small footprint devices, making the need for heavy and expensive equipment unnecessary. With continued internal and third party investment, we expect our sonar line will be the strongest, most visually acute in the industry.

The Company's core technologies can be used to develop systems for defense and anti-terrorism/homeland security to help prevent underwater or small surface craft attacks on naval ships, harbors and naval bases. In addition, the Company will investigate to see if it can adapt its expected systems to commercial shipping, for obstacle avoidance and ship security when in port. The company previously developed, under contract to Lockheed Martin Canada, a specialized underwater sonar system and built a prototype unit.

DEFENSE CONTRACT MANUFACTURING

The Company was a subcontractor on Lockheed Martin's anti-terrorism Swimmer
Detection System (SDS). The SDS was a wide band high frequency sonar system designed specifically to detect and classify underwater terrorist threats.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2012 with the three months ended
March 31, 2011. The results shown here are based on the fact that the Company is in the process of the disposition of its subsidiary, Northstar Network Ltd.

Revenue from sales for the three month period ended March 31, 2012 are reported as
$0 compared to $183,975 of revenue  from  sales recorded during the same period of the  prior  year,  due to the fact that the Company  is  in  the  process  of  the
disposition of its subsidiary,  Northstar  Network  Ltd.   Gross profits decreased
from $93,131 (50% of sales) in the prior period to $0 in the current period.
The net loss for the three-month period ended March 31, 2012 was $195,841 compared to a net loss of $581,216 for the three months ended  March 31, 2011. The decrease in  net loss was in part due to the fact the Company is  in  the  process  of  the disposition of the subsidiary company. Another contributing factor to the increase in loss  for  the  quarter was interest accrued on government loans, contingencies and on trade payables.

COMPARISON OF FINANCIAL POSITION AT MARCH 31, 2012 WITH MARCH 31, 2011

The Company's working capital deficiency at March 31, 2012 was $3,003,953 with current liabilities of $3,246,257 which are in excess of current assets of $242,304. At December 31, 2011 the Company had a working capital deficiency of $5,998,360.The Company is contingently liable to repay approximately $4,200,000 in loans received by its former subsidiary company.




CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our annual financial statements at December 31, 2011. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has disposed of its operating subsidiary company.
Cash outflow for the first quarter ended March 31, 2012 was $(2,120) compared to an outflow of cash of $(125,553) in the comparative prior quarter March 31, 2011.
In the quarter, the Company received $0 ($15,000 in the comparative prior quarter) from equity funding and received $nil (received $nil in the comparative quarter) long term debt leaving cash on hand at March 31, 20112 of $238 compared to cash on hand of $2,358 at December 31, 2011 and $135,311 at March 31, 2011. Until the
Company receives revenues from new contracts and/or increases in product sales revenue, it will be dependent upon equity and loan financings to compensate for the outflow of cash anticipated from operations.

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


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
No change since previous filing.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Options Granted          Date     Exercise Price  Expiry Date
--------------------------------------------------------------
Nil

Warrants Issued
During the three month period ended March 31, 2012 the Company issued nil share purchase warrants.

Common Stock Issued               Date                    Consideration
--------------------------------------------------------------------------------
1,475,000                        February, 2012        services valued at $39,125

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

May 21, 2012     Northstar Electronics, Inc.
                     (Registrant)

                 By: /s/ Wilson Russell
                 ------------------------
                 Wilson Russell, PhD, President and Chief Financial Officer

