Form 10-Q/A
period 2012-03-31
NORTHSTAR ELECTRONICS INC
filed 2012-05-22
CIK 1082027




                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                            (Amendment to Form 10-Q)

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

EXPLANATORY NOTE: THIS AMENDMEND IT BEING FILED TO ADD EXHIBIT 101.




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

Preferred Stock Subscribed
nil

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
No change since previous filing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No change since previous filing.

ITEM 5. OTHER INFORMATION.
No change since previous filing

ITEM 6. EXHIBITS


No change since previous filing.

Exhibit 31.1-CEO/CFO Certification

Exhibit 32.1-CEO/CFO Certification

Exhibit 101-The financial statements included in the NorthStar Electronics, Inc.
            Quarterly Report for the quarter ended March 31, 2012 formatted in Extensive Business Reporting Language (XBRL): (i) balance sheet;
            (ii) statements of operations; (iii) statements of cash flows;
            and (iv) the notes to the financial statements.



SIGNATURES

In accordance with the requirements of the Exchange Act, the Amended registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 22, 2012     Northstar Electronics, Inc.
                     (Registrant)

                 By: /s/ Wilson Russell
                 ------------------------
                 Wilson Russell, PhD, President and Chief Financial Officer

