Form 10-Q/A
period 2012-03-31
NORTHSTAR ELECTRONICS INC
filed 2012-05-25
CIK 1082027




                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                            (Amendment No. 2 to Form 10-Q)

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

May 25, 2012     Northstar Electronics, Inc.
                     (Registrant)

                 By: /s/ Wilson Russell
                 ------------------------
                 Wilson Russell, PhD, President and Chief Financial Officer

