Form 10-K/A
period 2011-12-31
NORTHSTAR ELECTRONICS INC
filed 2016-03-08
CIK 1082027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

Amendment #2

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   n/a  to  n/a

Commission file number: 333-90031

Northstar Electronics, Inc.

Name of small business issuer in its charter

Delaware	#33-0803434
State or other jurisdiction of incorporation or organization	IRS Employer Identification No.

2020 General Booth Blvd, Unit 230,

Virginia Beach, VA  USA  23451

Address of principal executive offices and Zip Code

Issuer’s telephone number (647-286-4594)

Securities registered pursuant to section 12(b) of the Act

None

Securities registered pursuant to section 12(g) of the Act

None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [  ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (1) [  ] Yes [X] No     (2) [X] Yes  [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer [ ]	Accelerated Filer [ ]
Non-accelerated filer [ ]	Smaller reporting Company [X]
(Do not check if a smaller reporting company)

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

Note - If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

Aggregate market value of voting common equity held by non-affiliates as of June 30, 2011:  $630,000 approximately

Aggregate market value of non-voting common equity held by non-affiliates as of December 31, 2011:  Not Applicable

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. Outstanding shares of common stock as of March 2, 2016: 79,396,847

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one): Yes [  ]  No [X]

ii

Note Regarding Forward Looking Statements

Except for statements of historical fact, certain information contained herein constitutes ‘forward looking statements’. Forward looking statements address our current plans, intentions, beliefs and expectations and are statements of our expected future economic performance. Statements containing terms like ‘will’, ‘believes’, ‘does not believe’, ‘plans’, ‘expects’, ‘intends’, ‘estimates’, ‘anticipates’, ‘may’ and other phrases of similar meaning or the negative or other variations of these words or other comparable words or phrases are considered to imply uncertainty and are forward looking statements.

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

I cannot guarantee our future results, level of activity, performance or achievements. Neither I nor any other person assumes responsibility for the accuracy and completeness of these forward looking statements. I are under no duty to update any of the forward looking statements after the date of this report.

iii

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

Although the Company has moved to obtain additional customers we have been substantially dependent on two customers for contracts which have terminated. We are, at present, negotiating contracts to generate future sales but currently have none in place.   Our future is uncertain if our relationships with these customers fail. Please also refer to our December 31, 2011 year end audited financial statements and notes thereto.

The auditor’s report for our December 31, 2011 consolidated financial statements includes an additional paragraph that identifies conditions which raise doubt about our ability to continue as a going concern. The audited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PART I

Item 1. Description of Business

The business of the Company is primarily that of a holding company with subsidiaries. Its wholly owned subsidiary, Northstar Network Ltd. (NNL), carried out defense, aerospace and homeland security contract manufacturing.  Northstar Technical Inc., (NTI), our second subsidiary, has been involved in underwater sonar sensors primarily related to the fishing industry. NTI has been discontinued due to a downward trend in the commercial fishing industry. Much of the new technology developed using underwater communicating techniques did not receive strong market acceptance and the time taken for product development and market introduction was long.  NNL has been discontinued due to insufficient working capital, quality issues with suppliers and design changes made by the customer. The lack of capital funding was predominantly responsible for the shutdown of operations.

The following descriptions of the Company’s business areas should be read in the context of the divestiture of Northstar Network Ltd. and the signing of a Letter of Intent to acquire a development stage company specializing in advanced sonar technologies and systems.

Homeland Security and Military Defense:

The Company expects that design and manufacture of homeland security and anti-terrorism systems will grow over the next five years as the United States Department of Homeland Security and the United States Navy ramp up efforts to protect ports, on shore high value assets and ships.

Research and Development:

The Company did not expend any efforts on research and development during the year.

CONTRACT MANUFACTURING

The Company has experience in the aerospace and contract manufacturing industries and has assembled electronic and mechanical systems under contract to the defense and aerospace industry (called ‘build to print’). Products are built according to designs provided by our customers for whom the Company provides production engineering, contract manufacturing of components, sourcing and procurement of replacement parts, assembly into full systems, testing and shipping.

The Company has attended defense and aerospace exhibitions in the United States and Canada and has participated in missions to meet prime contractors involved in major defense contracts.  The Company has attracted a major customer prospect in this area for which bids are actively being submitted and negotiations are underway.

Competition

We are not aware, at this time, of any companies in particular that are direct competitors. However, we expect that, dependent upon the economic and political factors influencing major defense contractors, there will indeed be strong competition for future contracts.

Marketing

The benefits of our marketing efforts are the contacts made through networking in the industry and attendance at trade shows, conferences and special missions sponsored by the Department of Defense and Department of Business Development/Trade. We continue to attend defense and aerospace exhibitions in Canada and the United States.

Technology Protection

The Company currently owns no proprietary technology requiring protection with respect to its activities.

Dependence on One or a Few Major Customers

The Company has depended to a great extent on a single customer. We are trying to reduce our dependency on one or two customers by contacting other prime contractors about opportunities with them. We expect this activity will result in our developing different business in the future.

Need for Government Approvals

There are no required government approvals applicable to our current activities, except any required as part of a contract. In that event, the requirement would be passed down from the prime contractor as a part of the statement of work

Effect of Existing or Probable Government Regulations

Commerce between the United States and Canada in the defense and aerospace industry is governed by some general rules and regulations. These typically require a prime contractor to obtain certain government clearances before providing potentially sensitive information. These clearances have not caused any problems for our discontinued activities and we do not anticipate any in the foreseeable future.

Research and Development Expenditures

The Company did not incur expenditures in fiscal 2011 on research and development activities.

Costs and Effects of Compliance with Environmental Laws

The Company incurred no costs or adverse effects in its compliance with any environmental laws.

SYSTEM INTEGRATION

The Company has experience in carrying out contracts that require several subcontractors to perform specialized tasks.  The ability to integrate the work of several components to create one complete system will be Northstar’s main area of business - system integration.

The Company lost its contracts for wing assemblies and other machine parts due to a lack of funding and is pursuing new contracts in aeronautics.

EMPLOYEES

As of December 31, 2011 the Company had a total of 4 employees.

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

The Company maintains an office at:

3959 W 36th Avenue, Vancouver BC Canada  V6N 2S7

Item 3. Legal Proceedings

There are no known legal filings registered or contemplated against the Company. Several debt claims approximating $29,000 have been registered against the Company.

The Company is contingently liable to repay $2,294,755 in assistance received under the Atlantic Innovation Fund, repayable annually at the rate of 5% of gross revenues from sales of products resulting from the Company’s research and development project. The Company became in default of this conditional loan, was unable to represent itself in court because of its location and the Innovation Fund was awarded a $7,500,000 judgement against the Company. The Company generated negligible revenues from the program, is in absolute disagreement with this outcome and is working on a plan to deal effectively with the matter.

Item 4. Submission of Matters to a Vote of Security Holders

No change since previous filing.  The Company has filed with the SEC an SB-1 registration statement April 2000, an S-8 registration November 2000 and quarterly reports (form 10QSB) for June and September 2000 and for March, June and September 2001, 2002, 2003, 2004, 2005, 2006 and 2007, form 10Q’s for March, June and September 2008, 2009, 2010  and 2011 and annual reports (form 10KSB) for December 31, 2000, 2001, 2002, 2003, 2004, 2005, 2006, 2007 and form 10K for 2008, 2009 and 2010. The 10K for 2011 was filed without an audit report and did not comply with SEC requirements.

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

DISCUSSION

The following table sets forth for the years indicated items included in the Company’s consolidated statement of operations:

	2011	2010	2009	2008	2007

Total revenue	$379,020	$3,186,964	$3,913134	$2,254,657	$1,611,203

Cost of goods sold	207,930	2,806,881	3,080,792	2,148,539	725,706

Gross margin	171,090	380,083	832,342	106,118	885,497

Expenses	1,979,045	1,710,411	1,830,507	1,846,748	1,664,315

Net (loss)	$(1,807,955)	$(1,330,328)	$(998,165)	$(1,740,630)	$(778,818)
Net (loss) per share	$(0.10)	$(0.04)	$(0.03)	$(0.06)	$(0.03)

During the year the Company attempted to adequately carry out production on its contracts, develop delivery requirements with suppliers and to improve internal systems. NNL faced quality issues with its main supplier as well as design changes made during the contract by the customer, contributing to an increase in cost of goods sold.  The Company expended approximately $1,000,000 in setting up and maintaining the supply chain for the LM Aero contract, which, due to these issues, exceeded the allocated budget. A shortage of working capital in support of production became an issue as the Company took measures to provide that support.  Sufficient capital was not raised and consequent production restrictions caused delays with contract deliveries.

The delays resulted in increased production costs (cost of goods sold) and delays in the receipt of prospective contract increases. As a result of an inability to obtain sufficient operating funding for the expanded production demands, NNL could not achieve its contract revenue goals for the year, and, in fact, fell far short. New financing opportunities were pursued late in the fiscal year. In 2011, the Company had a large decrease in contract billings resulting in lower revenues while at the same time maintained production expenditures which further increased the loss position. The lack of required operating capital caused greater material/production/shipping costs and hence insufficient margins which resulted in the large loss for the year and further hindered the ability to finance working capital, causing a further decline in production.  The loss increased to $(1,807,955) from a loss of $(1,330,328) for 2010.  In view of these issues, contract revenue performance fell well below expectations for 2011 and the Company discontinued its contract obligations and therefor forfeited the contracts.

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

Discontinued NETMIND operations were reduced to servicing existing customers from 2009.  The Company was unable to finance its operations and attract personnel to manufacture and market the NETMIND product. The outstanding financial affairs of NTI are being dealt with in a responsible manner.

Defense Sonar Development Contract Opportunity

Discontinued

Contract Manufacturing

The Company remains active in pursuing contract manufacturing opportunities and improved its industry certification to AS9100A, a high aeronautics standard, in order to meet the requirements to bid on projects with major aeronautics companies.  During 2010 the Company was awarded a contract for additional P3/CP140 aircraft ASLEP upgrades from Lockheed Martin Aeronautics but subsequently fell into financial difficulties and forfeited the contract.

Systems Integration

The Company will continue to pursue contract systems integration business.

Results of Operations

Revenues decreased significantly in 2011 resulting in decreased cash flow. The Company was unable to finance its inventory and contracts and, as a result, forfeited its contracts. Gross margins increased to 45% compared with 11.9% for 2010, 21.3% for 2009, 4.7% for 2008 and 55% for 2007).

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

Tight constraints on operating capital increased the costs of manufacturing and damaged supplier relations, resulting in a substantial operating loss and inability to continue the contracts.  The Company incurred a loss of $(1,807,955) for 2011 (compared to losses of $(1,330,328) for 2010, $(998,165) for 2009, $(1,740,630) for 2008, $(778,818) for 2007, $(969,286) for 2006 and $(984,768) for 2005.

Liquidity and Capital Resources

The Company used cash in operations of $(1,023,191) in 2011 compared to cash used by operations of $(777,903) in 2010 $(467,412) in 2009, $(806,715) in 2008, $(773,520) in 2007, $(607,410) in 2006, and $(311,237) in 2005.  In 2011 the Company raised equity financing of $631,220 compared to $672,186 equity funding during 2010, $287,500 equity funding during 2009, $144,088 equity funding during 2008 and $134,250 equity funding during 2007 and $304,325 equity funding during 2006. The net cash was used to fund operations.

The Company’s working capital and capital requirements will depend on many factors, including the ability of the Company to increase contract manufacturing sales in order to generate sufficient funds to cover the current level of operating expenses. During the most recent fiscal year the Company increased its long-term debt by $90,650 (decreased by: 2010 $142,998, increased by: 2009 - $0, 2008 - $211,979, 2007 - $747,902).

The Company is negotiating to secure equity financing in the short term.

With respect to the trade payables, the Company's suppliers have been reasonably cooperative with the Company to date. The Company will maintain its focus on reducing the outstanding amounts payable with settlements and debt financing. The Company expects its suppliers will continue to be supportive in the future, and the Company will continue with its communications regarding future prospects.

The Company is contingently liable to repay $2,294,755 in assistance received under the Atlantic Innovation Fund, repayable annually at the rate of 5% of gross revenues from sales of products resulting from the Company’s research and development project. The Company became in default of this conditional loan, was unable to represent itself in court because of its location and the creditor was awarded a $7,500,000 judgement against the Company. The Company generated negligible revenues from the program, is in absolute disagreement with this outcome and is working on a plan to deal effectively with the matter.

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

The Company was unable to secure financing of approximately US$1,250,000 required to cover production costs associated with new contracts and an additional $500,000 for working capital over the subsequent twelve months. Although the Company raised working capital through equity funding during 2010 the amount of equity-based working capital required to efficiently carry out existing and expected contracts was not available and the performance on the contracts was insufficient. We believe that with sufficient working capital, the Company’s revenues can grow and is actively seeking new business.

Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company of its management and oral statements) may constitute "forward-looking statements".  Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Actual results may materially differ from any forward-looking statements.  Factors that might cause or contribute to such differences include, among others, competitive pressures and constantly changing technology and market acceptance of the Company's products and services.  The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Northstar Electronics, Inc.:

I have audited the accompanying consolidated balance sheet of Northstar Electronics, Inc. (“the Company”) as at December 31, 2011 and 2010, the related consolidated statement of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

I conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  I was not engaged to perform an audit of the Company's internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that our audits provide a reasonable basis for our opinion.

In my opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2011 and 2010, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Kappin Professional Corporation, Chartered Accountants

Toronto, ON, Canada

March 6, 2016

NORTHSTAR ELECTRONICS, INC.

Balance Sheets

December 31

(US Dollars)	2011	2010

Assets

Current
Cash and cash equivalents	$2,394	$135,311
Accounts receivable	-	51,088
Inventory (note 2d)	-	121,311
Prepaid expenses	2,066	7,967
	4,460	315,677

Deferred contract costs	-	56,977
Intangible asset	-	12,120
Equipment	-	44,920

	$4,460	$429,694

Liabilities

Current
Accounts payable and accrued liabilities	$334,098	$1,969,659
Loans payable (note 5)	429,631	580,830
Due to Cabot Management Limited	-	55,049
Due to Directors (note 6)	508,780	1,208,265
Deferred revenue	-	34,883
Current portion of long-term debt (note 12)	-	1,318,587
	1,272,509	5,167,273

Long-term debt	-	706,393

	1,272,509	5,873,666

Stockholders’ Deficit

Common Stock (note 10)
Authorized:
100,000,000 Common shares with a par value of $0.0001 each
20,000,000 Preferred shares with a par value of $0.0001 each
Issued and outstanding:
53,377,824 Common shares (36,143,942 - 2010)	5,338	3,614
488,586 Preferred series A shares (488,586 - 2010)	409,299	409,299
Additional Paid-in Capital	7,058,546	5,764,443
Accumulated Other Comprehensive Income (Loss)	28,256	(649,153)
Loss on discontinued operations	(3,489,358)
Contingency reserve	7,500,000	-
Accumulated Deficit	(12,780,130)	(10,972,175)
	(1,268,049)	(5,443,972)

	$4,460	$429,694

See notes to financial statements

Nature of operations and going concern (note 1)

Contingent liabilities (note 7)

NORTHSTAR ELECTRONICS, INC.

Statements of Operations and Comprehensive Loss

Years Ended December 31

(US Dollars)

	2011	2010	2009

Revenues	$379,020	$3,186,964	$3,913,134
Cost of Goods Sold	207,930	2,806,881	3,080,792

Gross Margin	171,090	380,083	832,342

Expenses
Salaries, wages and benefits	752,442	373,918	383,848
Research and development	-	-	-
Travel, marketing and business development	2,682	47,779	32,316
Management fees	135,000	210,000	175,727
Finance fees	158,150	70,000	-
Consulting	114,000	16,458	98,731
Rent	122,863	110,851	139,779
Professional fees	98,113	162,286	108,882
Office and miscellaneous	152,106	192,320	146,025
Bad debts	-	5,415	15,596
Interest on long-term debt	389,516	411,507	274,159
Telephone and utilities	25,693	31,694	37,323
Loss on disposal of assets	19,104	4,307	1,839
Foreign exchange loss (gain)	(2,100)	(3,350)	396,781
Depreciation	11,476	15,013	15,102
Amortization of intangible asset	-	2,213	4,399
Interest and penalties	-	60,000	-

	1,979,045	1,710,411	1,830,507

Net loss for the year	(1,807,955)	(1,330,328)	(998,165)
Other comprehensive income
Net loss on abandonment of operations	(3,489,358)	-	-
Foreign currency translation adjustment	677,409	(190,811)	(546,874)
Net gain (loss) and comprehensive gain (loss) for year	$(4,619,905)	$(1,521,139)	$(1,545,039)

Loss Per Share (Basic and Diluted)	$ (0.10)	$ (0.04)	$ (0.03)

Weighted Average Number of Common Shares Outstanding (Basic and Diluted)	44,760,883	34,762,851	31,140,586

See notes to financial statements

NORTHSTAR ELECTRONICS, INC.

Statements of Changes in Stockholders’ Deficit

Years Ended December 31

(US Dollars)

	Number of Shares	Par Value	Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
Balance December 31, 2008	29,960,370	$2,997	$4,954,639	$88,935	$(8,643,681)	$(3,597,110)
Other comprehensive loss	-	-	-	(546,874)	-	(546,874)
Issuance of common stock:
For services	1,346,547	134	119,622	-	-	119,756
For cash	632,153	63	53,437	-	-	53,500
Stock option benefit	-	-	46,475	-	-	46,475
Net loss	-	-	-	-	(998,165)	(998,165)
Balance December 31, 2009	31,939,070	3,194	5,174,173	(457,939)	(9,641,846)	(4,922,418)
Other comprehensive loss	-	-	-	(190,811)	(1)	(190,812)
Issuance of common stock:
For services	985,856	98	155,781	-	-	155,879
For cash	3,191,172	319	411,740	-	-	412,059
For preferred conversion	160,000	16	32,812	-	-	32,828
For loan payable	30,000	3	6,597	-	-	6,600
For prepaid expense	508,844	51	96,949	-	-	97,000
Held by the Company	(671,000)	(67)	(113,609)	-	-	(113,676)
Net loss	-	-	-	-	(1,330,328)	(1,330,328)
Balance December 31, 2010	36,143,942	$3,614	$5,764,443	$(649,153)	$(10,972,175)	(5,853,271)
Currency translation adjustment	-	-	-	677,409	-	677,409
Net loss on abandonment of operations	-	-	-	(3,489,358)	-	(3,489,358)
ACOA contingency reserve	-	-	-	7,500,000	-	7,500,000
Issuance of common stock:
For loans	2,082,112	208	199,792	-	-	200,000
For cash	9,204,288	921	636,079	-	-	637,000
For services	5,947,482	595	458,232	-	-	458,827
Net loss	-	-	-	-	(1,807,955)	(1,807,955)
Balance December 31, 2011	53,377,824	$5,338	$7,058,546	$4,038,898	$(12,780,130)	(1,677,348)
Series A shares of preferred stock -	Balance December 31, 2010					409,299
Series A shares of preferred stock -	Converted to common shares					-
Series A shares of preferred stock -	Issued during the year					-
						409,299
Total stockholders’ equity (deficit) December 31, 2011	53,377,824	$5,338	$7,058,546	$4,038,898	$(12,780,130)	$(1,268,049)

See notes to financial statements

NORTHSTAR ELECTRONICS, INC.

Statements of Cash Flows

Years Ended December 31

(US Dollars)	2011	2010	2009

Operating Activities
Net gain (loss)	$(1,807,955)	$(1,330,328)	$(998,165)
Items not involving cash:
Depreciation	11,476	15,013	15,102
Amortization of intangible assets	-	2,213	4,399
Services paid with common stock	458,827	155,879	119,756
Loss on disposal of assets	19,056	1,254	1,839
Equity based compensation	-	-	46,475
Changes in Non-Cash Working Capital:
Accounts receivable	(12,059)	211,484	395,839
Prepaid expenses	(11,047)	(67,098)	7,267
Inventory	(164,692)	17,869	(29,514)
Accounts payable and accrued liabilities	375,432	459,978	(168,261)
Deferred revenue	107,771	(244,167)	137,851
Cash Used in Operating Activities	(1,023,191)	(777,903)	(467,412)

Investing Activities
Deferred contract costs	-	-	-
Acquisition of equipment	(8,002)	-	(15,591)
Cash Used in Investing Activities	(8,002)	-	(15,591)

Financing Activities
Issuance of share capital for cash (net of issue costs)	631,220	672,186	287,500
Loan advances	82,490	281,876	-
Long term financing	90,650	(142,998)	-
Repayment of debt	-	-	(62,893)
Advances from directors	94,417	(33,460)	185,609
Cash Provided by Financing Activities	898,777	777,604	410,216

Effect of Foreign Currency Translation on Cash	(501)	27,124	(29,075)

Increase (Decrease) in Cash and Cash equivalents	(132,917)	26,825	(101,862)
Cash and Cash Equivalents, Beginning	135,311	108,486	210,348

Cash and Cash Equivalents, Ending	$2,394	$135,311	$108,486

Supplemental Information
Income taxes paid	$-	$-	$-
Interest paid	$389,516	$411,507	$274,159
Common stock issued for debt	$200,000	$6,600	$-

See notes to financial statements

NORTHSTAR ELECTRONICS, INC.

Notes to Financial Statements

Years Ended December 31, 2011 and 2010

(US Dollars)

1.  NATURE OF OPERATIONS AND GOING CONCERN

The accounts of Northstar Technical Inc. ("NTI") and Northstar Network Ltd. ("NNL"), formerly wholly owned subsidiaries of the Company, have been written off as the operations of the subsidiaries have been discontinued and the subsidiary companies abandoned. Northstar Electronics Inc (the “Company”) was incorporated on May 11, 1998 in the state of Delaware.

The Company's business activities are conducted in Canada.  However, the financial statements are prepared in accordance with accounting principles generally accepted in the United States of America with all figures translated into United States dollars for financial reporting purposes.

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will be able to continue as a going-concern and contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As at December 31, 2011, the Company incurred a net loss from operations of $1,807,955 (2010: $1,330,328) and had a working capital deficiency of $1,268,049 (2010: $4,791,596).

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

2.  SIGNIFICANT ACCOUNTING POLICIES (continued)

i.  Long-lived assets

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

m.  Other comprehensive income (loss)

The Company has other comprehensive income (loss) arising from foreign currency translations and from the write off of the subsidiary company liabilities which are in excess of their assets. Accordingly, pursuant to ASC 220, “Reporting Comprehensive Income,” other comprehensive income (loss) is shown as a separate non cash component of stockholders' equity (deficit).

2.  SIGNIFICANT ACCOUNTING POLICIES (continued)

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

2.  SIGNIFICANT ACCOUNTING POLICIES (continued)

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

t.  Fair value measurements

Effective January 1, 2008 the Company adopted ASC 820, Fair Value Measurements. ASC 820 provides a definition of fair value, establishes a hierarchy for measuring fair value under generally accepted accounting principles and requires certain disclosures about fair values used in the financial statements.   ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the primary or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

2.  SIGNIFICANT ACCOUNTING POLICIES (continued)

t.  Fair value measurements (continued)

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

2.  SIGNIFICANT ACCOUNTING POLICIES (continued)

u.  Recently adopted accounting pronouncements (continued)

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

2.  SIGNIFICANT ACCOUNTING POLICIES (continued)

u.  Recently adopted accounting pronouncements (continued)

In April 2011, the FASB issued new accounting guidance for purposes of measuring the impairment of receivables and evaluating whether a troubled debt restructuring has occurred. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies-Loss Contingencies. Currently, this guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The adoption of this guidance is not expected to have an impact on our consolidated financial position, results of operations, cash flows, or disclosures.

In December 2010, the FASB issued ASU 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The ASU does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step 1 of the goodwill impairment test (i.e. equity-value-based method or enterprise-value-based method).  However, it requires entities with a zero or negative carrying value to assess, considering qualitative factors such as those used to determine whether a triggering event would require an interim goodwill impairment test (listed in ASC 350-20-35-30, Intangibles - Goodwill and Other - Subsequent Measurement, whether it is more likely than not that a goodwill impairment exists and perform step 2 of the goodwill impairment test if so concluded. ASU 2010-28 is effective for the Company beginning January 1, 2011 and early adoption is not permitted. The Company does not expect the adoption of ASU 2010-28 to have a material impact on its consolidated financial position or results of operations.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.  FINANCIAL INSTRUMENTS

Fair values

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and loans payable approximate their fair values because of the short maturity of these financial instruments. The carrying value of the Company’s long-term debt approximates fair value as the loans bear market rates of interest.  No interest has been imputed on non-interest bearing loans from government entities.

Interest rate risk

The Company is not exposed to significant interest rate risk due to the fixed rates of interest on its monetary assets and liabilities.

3.  FINANCIAL INSTRUMENTS (continued)

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

4.  CONCENTRATIONS AND ECONOMIC DEPENDENCE

At December 31, 2011 the Company has discontinued its operations and had no accounts receivable. During the year ended December 31, 2011 two customers accounted for 99% of the Company's revenue (2010 - 99%).  All of the Company’s assets and liabilities are located in Canada.  100% of the Company’s revenues are derived from the United States.

5.  LOANS PAYABLE

	2011	2010
Demand loans	$429,631	$318,642
10% term loans	-	83,576
Repayable government assistance	-	160,595
Interest payable	-	18,017
	$429,631	$580,830

The demand loans are unsecured with no fixed terms of repayment.

6.  RELATED PARTY TRANSACTIONS

a.

The amounts due to directors have no specific terms of repayment and are subordinated to amounts due to ACOA (note 7).

b.

As at December 31, 2011 a total of 4,010,000 common stock options expired and nil were granted during the year, leaving 262,500 issued and outstanding to directors, officers and employees (2010: 4,272,500 options outstanding).

c.

The Company accrued management fees payable of $135,000 in total to two directors of the Company for their services as officers of the Company (2010 - $210,000)

The above transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

7.  CONTINGENT LIABILITIES

The Company is contingently liable to repay $2,294,755 in assistance received under the Atlantic Innovation Fund, repayable annually at the rate of 5% of gross revenues from sales of products resulting from the Company’s research and development project. The Company became in default of this conditional loan, was unable to represent itself in Newfoundland court and ACOA was awarded a $7,500,000 judgment against the Company. The Company generated negligible revenues from the program and is in absolute disagreement with this outcome. See note 12.

8.  STOCK OPTIONS

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

8.  STOCK OPTIONS (continued)

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

8.  STOCK OPTIONS (continued)

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

In 2008, the Company issued 51,600 warrants exercisable at $0.25 per share.

9.  INCOME TAXES

Income taxes vary from the amount that would be computed by applying the estimated combined statutory income tax rate (34%) for the following reasons:

	2011	2010
(Loss) earnings before income taxes	$(1,807,955)	$(1,330,328)
Income tax rate	34%	34%

Expected income tax expense (recovery) based on above rates	(614,704)	(431,912)
Increase (decrease) due to:
Impact of lower statutory tax rates on foreign subsidiaries	73,000	23,085
Non-deductible expenses	100,000	63,525
Other permanent differences	(50,000)	(47,966)
Effect of expiry of losses	400,000	131,007
Change in valuation allowance	91,704	322,261
Provision for income taxes	$-	$-

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company’s deferred tax assets and liabilities consist of the following:

			Total:
	US	Foreign	2011	2010
Accounting value of equipment in excess of tax values	-	940	940	940
Other assets	-	56,485	56,485	56,485
Non-capital losses carried forward	812,619	995,336	1,807,955	1,878,563
Valuation allowance	(812,619)	(854,908)	(1,865,380)	(1,935,988)
Net deferred tax asset (liability)	$-	$-	$-	$-

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
$8,875,029

9.  INCOME TAXES (continued)

The Company has adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” - an interpretation of SFAS 109. (FIN 48), as codified in ASC 740. ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.

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

10.  COMMON STOCK

During the year ended December 31, 2009, the Company issued 1,346,547 common shares with a deemed value of $119,756 to consultants in exchange for services, and issued 632,153 common shares for gross proceeds of $53,500 pursuant to a private placement

During the year ended December 31, 2010 the Company issued the following common shares:

January 1 to March 31, 2010:

•

For services: 178,810 shares fairly valued at $32,191 - the market value of those services

•

For cash: 1,100,000 shares fairly valued for cash of $160,000.

•

For conversion of Preferred shares: 160,000 fairly valued for cash of $32,828

•

April 1 to June 30, 2010:

•

For services: 125,964 shares fairly valued at $23,900 - the market value of those services

•

For cash: 1,000,000 shares fairly valued for cash of $125,000.

•

For prepaid expenses: 508,844 shares fairly valued at $97,000 - the market value of those expenses

•

For reduction of a loan payable: 30,000 shares fairly valued at $6,600 - the amount of the loan repaid

July 1 to September 30, 2010:

•

For services: 43,000 shares fairly valued at $4,750 - the market value of those services

•

For cash: 841,172 shares fairly valued for cash of $82,059.

•

October 1 to December 31, 2010:

•

For services: 985,856 shares fairly valued at $155,879 - the market value of those services

•

For cash: 3,191,172 shares fairly valued for cash of $412,059

•

To settle loans: 30,000 shares to settle $6,600

During the year ended December 31, 2011 the Company issued the following common shares:

•

For reduction of loans: 2,082,112 shares fairly valued at $200,000

•

For cash: 9,204,288 shares for $637,000

•

For services: 5,947,482 shares fairly valued at $458,827

Preferred Shares

Issued for cash:

408,000 series A shares of preferred stock for $342,772 (inclusive of 100,000 preferred shares for $90,000 received during the three months ended March 31, 2010 and 80,586 preferred shares for $66,527 received during the three months ended September 30, 2010). The preferred shares bear interest at 10% per annum paid semiannually not in advance and are convertible to shares of common stock of the Company after two years from receipt of funds at a 20% discount to the then current market price of the Company’s common stock. The preferred shares may be converted after six months and before two years under similar terms but with a 15% discount to market. At December 31, 2011 the Company had received $409,299 for 488,586 preferred shares.

11.  LOSS PER SHARE

The potentially dilutive securities that were excluded from the earnings (loss) per share calculation consist of stock options with an exercise price greater than the average market price of the Common Shares.  1,278,026 shares were potentially dilutive in 2011 (2010: 2,029,516).

12.  NET BENEFIT FROM ABANDONMENT OF OPERATIONS

The Company became unable to provide sufficient cash to successfully operate its business and fulfill its contract obligations to its customer - due to its inability to perform, the Company lost its contracts and discontinued its subsidiaries.

Accounts of abandoned subsidiary companies written off:

Cash	$36
Accounts receivable	(175,361)
Prepaid expense	(22,537)
Inventories	(318,219)
Fixed assets	(30,791)
Accounts payable	2,096,577
Loans payable	646,437
Long term debt	1,721,841
Due to Directors	633,094
Deferred revenue	112,054
Other comprehensive DR’s	(652,489)

Net benefit from abandonment of operations	4,010,642
ACOA contingent liability loss reserve	(7,500,000)

Net loss on abandonment of operations	$(3,489,358)

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

Framework used by Management to Evaluate the Effectiveness of Internal Controls over Financial Reporting

I maintain internal controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure within certain policies and procedures. These policies and procedures include:

-

maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of  assets;

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

Item 10.  Executive compensation

During the year the Company paid or accrued as payable $90,000 (2010 $120,000; 2009 $109,742; 2008 $124,193; 2007 $96,832; 2006 $96,832; 2005 - $131,580; 2004 - $117,030; 2003 - $53,550) to Wilson Russell, the Company’s President, for his services and paid or accrued as payable to Terry McLeod $45,000 for his services during the year (2010 $90,000; 2009 $65,985; 2008 $56,400; 2007 $56,400).

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Class	Name and Address	Number of Shares	Percentage of Shares*

Common	Wilson Russell	5,551,000	10.4%
	3959 36th Ave. W
	Vancouver, B.C.
	Canada V6N 2S7

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

Northstar Electronics, Inc.

(Registrant)

By (Signature and Title):	/s/ WILSON RUSSELL
Date March 4, 2016:	Wilson Russell, PhD,
Chief Executive Officer and Chief Financial Officer