Form 10-K
period 2014-12-31
NORTHSTAR ELECTRONICS INC
filed 2016-04-19
CIK 1082027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended December 31, 2012, 2013 and 2014

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

State issuer’s revenues for its most recent fiscal year: $10,526

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

Aggregate market value of voting common equity held by non-affiliates as of December 31, 2014:  $630,000 approximately

Aggregate market value of non-voting common equity held by non-affiliates as of December 31, 2014:  Not Applicable

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

Because we have a net loss from operations of $75,587 for the year ended December 31, 2014 and have accumulated losses of $13,239,016 from inception, we face a risk of insolvency and we remain dependent on equity and debt financing to help pay operating costs and to help cover operating losses.  Business financing is being pursued.

Although the Company has moved to obtain additional customers we have been substantially dependent on two customers for contracts which have terminated. We are, at present, negotiating contracts to generate future sales but currently have none in place.   Our future is uncertain if our relationships with these customers fail. Please also refer to our December 31, 2014 year end audited financial statements and notes thereto.

The auditor’s report for our December 31, 2014 consolidated financial statements includes an additional paragraph that identifies conditions which raise doubt about our ability to continue as a going concern. The audited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PART I

Item 1. Description of Business

The business of the Company is primarily that of a holding company with subsidiaries. The Company’s wholly owned subsidiary, National Five Holding Ltd, incorporated in British Columbia, Canada, holds a 60 percent share interest in Northstar Sealand Enterprises Ltd (“NSEL”). NSEL has been incorporated to pursue a manufacturing, marketing, distribution and maintenance opportunity in the aviation industry and is in negotiations with a major aviation company.

Corporate History

The Company’s wholly owned subsidiary, Northstar Network Ltd. (NNL), carried out defense, aerospace and homeland security contract manufacturing. NNL has been discontinued due to insufficient working capital, quality issues with suppliers and design changes made by the customer. The lack of capital funding was predominantly responsible for the shutdown of operations.

Our second subsidiary Northstar Technical Inc., (NTI), has been involved in underwater sonar sensors primarily related to the fishing industry. NTI has been discontinued due to a downward trend in the commercial fishing industry. The time taken for new technology developments using underwater communicating techniques was long. The timeframe for market introduction was also   lengthy. Consequently in a fast changing industry, the products did not receive strong market acceptance.

The Company did not consummate the signing of a Letter of Intent to acquire a development stage company specializing in advanced sonar technologies and systems.

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

Research and Development Expenditures

The Company did not incur expenditures in fiscal 2014 on research and development activities.

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

EMPLOYEES

As of December 31, 2014 the Company had no employees. Administration and engineering services are provided by subcontractors as needed.

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

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion, comparison and analysis should be read in conjunction with the Company’s accompanying audited consolidated financial statements for the years ended December 31, 2014, 2013 and 2012 and the notes related thereto. The discussion of results, causes and trends should not be construed to infer conclusions that such results, causes or trends necessarily will continue in the future.

DISCUSSION

The following table sets forth for the years indicated items included in the Company’s consolidated statement of operations:

	2014	2013	2012	2011	2010

Total revenue	$10,526	$7,410	$-	$379,020	$3,186,964

Cost of goods sold	-	-	-	207,930	2,806,881

Gross margin	10,526	7,410	-	171,090	380,083

Expenses	86,113	109,696	281,013	1,979,045	1,710,411

Net (loss)	$(75,587)	$(102,286)	$(281,013)	$(1,807,955)	$(1,330,328)
Net (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.10)	$(0.04)

During the years ended December 31, 2012, 2013 and 2014 the Company attempted to adequately recover from the loss of its contracts and to improve its internal systems. A shortage of working capital in support of operations has been an issue as the Company took measures to provide that support.  Sufficient capital was not raised and consequent business operations were kept at a minimum.

New financing opportunities were pursued late in the 2014 fiscal year. In 2014 and 2013, the Company generated nominal gross revenues of $10,526 and $7,410, respectively, from consulting work. The Company experienced operating losses of $75,587 for 2014, $102,286 for 2013 and $281,013 for 2012 while maintaining an office and continuing its search for its next opportunity.

Discontinued NETMIND operations were reduced to servicing existing customers.  The Company was unable to finance its operations and attract personnel to manufacture and market the NETMIND product.

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

Results of Operations

Revenues decreased significantly in the years 2012, 2013 and 2014 resulting in negligible cash flow. The Company was unable to finance its operations and, as a result, forfeited its contracts. The Company generated $0 contract and sales revenues during this period.

During 2012, 2013 and 2014, the Company did not spend funds on design engineering and prototype development related to the development of engineering systems.

Liquidity and Capital Resources

The Company used cash in operations of $(50,587) in 2014 compared to cash used by operations of $(52,086) in 2013 and $(88,608) in 2012. In 2012 the Company raised equity financing of $40,000. The net cash was used to fund operations.

The Company’s working capital and capital requirements will depend on many factors, including the ability of the Company to obtain contract manufacturing sales in order to generate sufficient funds to cover the current level of operating expenses. During the most recent fiscal year (2014) the Company increased its current debt by $92,389 (increased by: 2013 $49,566 and decreased   by: 2012 - $128,779).

The Company is attempting to negotiate a secure equity financing in the short term.

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

Item 7. Financial Statements

NORTHSTAR ELECTRONICS, INC.

Index to Consolidated Financial Statements December 31, 2014, 2013 and 2012 (U.S. Dollars)

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

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Northstar Electronics, Inc.:

I have audited the accompanying consolidated balance sheet of Northstar Electronics, Inc. (“the Company”) as at December 31, 2014, 2013 and 2012, the related consolidated statement of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In my opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2014, 2013 and 2012, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Kappin Professional Corporation, Chartered Accountants

Toronto, ON, Canada

March 6, 2016

NORTHSTAR ELECTRONICS, INC.

Balance Sheets

December 31

(US Dollars)	2014	2013	2012

Assets

Current
Cash and cash equivalents	$17,288	$486	$6
Prepaid expenses	-	-	-
Total Current Assets	17,288	486	6

Total assets	$17,288	$486	$6

Liabilities

Current
Accounts payable and accrued liabilities	$409,098	$384,098	$359,098
Loans payable (note 4)	421,631	401,631	429,631
Due to Directors (note 5)	454,956	407,567	355,001
Total Current Liabilities	1,285,685	1,193,296	1,143,730

Long-term debt (note 10)	-	-	-

Total liabilities	1,285,685	1,193,296	1,143,730

Stockholders’ Deficit

Common Stock (notes 15&16)
Authorized:
100,000,000 Common shares with a par value of $0.0001 each
20,000,000 Preferred shares with a par value of $0.0001 each
Issued and outstanding:
70,771,847 Common shares (53,377,824 - 2011) (71,375,179 - 2012) (70,771,847 - 2013)	7,078	7,078	7,138
535,496 Preferred series A shares (488,586 - 2012) (535,496 - 2013)	456,209	456,209	409,299
Additional Paid-in Capital	8,051,434	8,051,434	8,045,084
Accumulated Other Comprehensive Income (Loss)	28,256	28,256	28,256
Loss on discontinued operations	(4,072,358)	(4,072,358)	(4,072,358)
Contingency reserve	7,500,000	7,500,000	7,500,000
Accumulated Deficit	(12,780,130)	(12,780,130)	(12,780,130)
Deficit accumulated in the development stage	(458,886)	(383,299)	(281,013)
Total Stockholders’ Deficit	(1,268,397)	(1,268,397)	(1,143,724)

Total Liabilities and Stockholders’ Deficit	$17,288	$486	$6

See notes to financial statements

Nature of operations and going concern (note 1)

Contingent liabilities (note 6)

NORTHSTAR ELECTRONICS, INC.

Statements of Operations and Comprehensive Loss

Years Ended December 31

(US Dollars)

	2014	2013	2012

Revenues	$10,526	$7,410	$-
Cost of Goods Sold	-	-	-

Gross Margin	10,526	7,410	-

Expenses
Salaries, wages and benefits	-	-	-
Research and development	-	-	-
Travel, marketing and business development	-	-	-
Management fees	50,000	50,000	50,000
Administration	25,000	25,000	25,000
Consulting	-	25,200	138,337
Rent and storage	-	-	8,842
Professional fees	-	-	19,000
Office and miscellaneous	11,113	9,496	34,912
Bad debts	-	-	-
Finders fee	-	-	5,000
Loss on disposal of assets	-	-	-
Foreign exchange loss (gain)	-	-	(78)
Depreciation	-	-	-
Amortization of intangible asset	-	-	-
Interest and penalties	-	-	-
	86,113	109,696	281,013

Net loss for the year	(75,587)	(102,286)	(281,013)
Other comprehensive income
Net loss on abandonment of operations	-	-	(583,000)
Foreign currency translation adjustment	-	-	-
Net (loss) and comprehensive gain (loss)	$(75,587)	$(102,286)	$(864,013)

Loss Per Share (Basic and Diluted)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding (Basic and Diluted)	60,035,600	59,720,600	56,391,324

See notes to financial statements

NORTHSTAR ELECTRONICS, INC.

Statements of Changes in Stockholders’ Deficit

Years Ended December 31

(US Dollars)

	Number of Shares	$	Par Value	$	Additional Paid-In Capital	$	Other Comprehensive Income (Loss)	$	Accumulated Deficit	$	Preferred Shares	$	Total Stockholders’ Deficit

Balance December 31, 2011	53,377,824		$5,338		$7,058,546		$4,038,898		$(12,780,130)		$409,299		$(1,268,049)

Net loss	-		-		-		(583,000)		(281,013)		-		(864,013)
Issued for cash	1,805,554		181		39,819		-		-		-		40,000
Issued for consulting and services	6,784,400		678		164,660		-		-		-		165,338
Issued to settle debt	4,000,000		400		199,600		-		-		-		200,000
Settlement of discontinued business	5,000,000		500		582,500		-		-		-		583,000
Correction	407,401		41		(41)		-		-		-		-

Balance December 31, 2012	71,375,179		$7,138		$8,045,084		$3,455,898		(13,061,143)		409,299		(1,143,724)

Net loss	-		-		-		-		(102,286)		-		(102,286)
Converted to preferred	(1,933,332)		(193)		(46,717)		-		-		46,910		-
Issued to settle loan	700,000		70		27,930		-		-		-		28,000
Issued to settle account payable	630,000		63		25,137		-		-		-		25,200

Balance December 31, 2013	70,771,847		$7,078		$8,051,434		$3,455,898		$(13, 163,429)		456,209		(1,192,810)

Net loss	-		-		-		-		(75,587)		-		(75,587)

Balance, December 31, 2014	70,771,847		$7,078		$8,051,434		$3,455,898		$(13,239,016)		$456,209		(1,268,397)

See notes to financial statements

NORTHSTAR ELECTRONICS, INC.

Statements of Cash Flows

Years Ended December 31

(US Dollars)

	2014	2013	2012

Operating Activities
Net gain (loss)	$(75,587)	$(102,286)	$(864,013)
Items not involving cash:
Depreciation	-	-	-
Services paid with common stock	-	25,200	165,338
Loss on discontinued business	-	-	583,000
Equity based compensation	-	-	-
Changes in Non-Cash Working Capital:
Accounts receivable	-	-	-
Prepaid expenses	-	-	2,067
Accounts payable and accrued liabilities	25,000	25,000	25,000
Deferred revenue	-	-	-
Cash Used in Operating Activities	(50,587)	(50,587)	(50,587)

Investing Activities
Deferred contract costs	-	-	-
Acquisition of equipment	-	-	-
Cash Used in Investing Activities	-	-	-

Financing Activities
Issuance of share capital for cash (net of issue costs)	-	-	40,000
Loan advances	20,000	-	-
Long term financing	-	-	-
Advances from directors	47,389	52,566	46,220
Cash Provided by Financing Activities	67,389	52,566	86,220

Effect of Foreign Currency Translation on Cash	-	-	-

Increase (Decrease) in Cash and Cash equivalents	16,802	480	(2,388)
Cash and Cash Equivalents, Beginning	486	6	2,394
Cash and Cash Equivalents, Ending	$17,288	$486	$6

Supplemental Information
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-
Common stock issued for debt	$-	$-	$-

See notes to financial statements

NORTHSTAR ELECTRONICS, INC.

Notes to Financial Statements

Years Ended December 31, 2014, 2013 and 2012

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

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will be able to continue as a going-concern and contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As at December 31, 2014, the Company incurred a net loss from operations of $75,587 (2013: $102,286) and had a working capital deficiency of $1,268,397 (2013: $1,192,810).

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

k.  Government assistance

The Company’s subsidiaries have been awarded research and development assistance under certain Government of Canada assistance programs.  Amounts received or receivable under these programs are recorded as other income at the time the amounts are approved for payment by the government agency.  Advances for expenses which the Company has yet to incur are also included in deferred revenue (2014 - $0: 2013 - $0: 2012 - $0).

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

4.  CONCENTRATIONS AND ECONOMIC DEPENDENCE

For the years ended December 31, 2014, 2013 and 2012 the Company has discontinued its operations and had no accounts receivable. All of the Company’s assets and liabilities are located in Canada.

5.  LOANS PAYABLE

	2014	2013	2012
Demand loans	$404,704	$384,704	$412,704
Repayable government assistance	-	-	-
Interest payable	16,927	16,927	16,927
	$421,631	$401,631	$429,631

The demand loans are unsecured with no fixed terms of repayment.

6.  RELATED PARTY TRANSACTIONS

a.

The amounts due to directors have no specific terms of repayment and are subordinated to amounts due to ACOA (note 7).

b.

The Company accrued management fees payable of $150,000 in total to a director of the Company for his services as an officer of the Company ($50,000 per year for three years, 2014, 2013 and 2012).

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

	2014	2013
Expected dividend yield	-	-
Forfeiture rate	-	-
Volatility	30.00%	30.00%
Risk free interest rate	2.70%	2.70%
Expected average life	2.5 year	2.5 year
Fair Value of options granted	n/a	n/a

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

8.  STOCK OPTIONS (continued)

Stock option activity for the years ended December 31, 2011 and 2010 are as follows:

	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price

Balance December 31, 2011	262,500	$0.50	$0.50
Granted during the year	-	-	-
Cancelled/Expired	(187,500)	$0.50	$0.50

Balance December 31, 2012	75,000	$0.50	$0.50
Granted during the year	-	-	-
Cancelled/Expired	(25,000)	$0.50	$0.50
Balance December 31, 2013 and 2014	50,000	$0.50	$0.50

As at December 31, 2014 all stock options were fully vested and exercisable and expire two years after the grant date.  As at December 31, 2014 and 2013, the outstanding stock options granted to directors, employees and others are as follows:

	Exercise	Number of Shares
Expiry Date	Price	2014	2013

March 1, 2015	$ 0.50	50,000	50,000

Total outstanding and exercisable		50,000	50,000
Weighted average outstanding life of options (years)		0.16	1.17

8.  STOCK OPTIONS (continued)

Warrants

	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price

Balance December 31, 2011	1,015,526	$0.15 - $0.75	$0.64
Granted during the year	-	-	-
Exercised during the year	-	-	-

Balance December 31, 2012	1,015,526	$0.15 - $0.75	$0.64
Granted during the year	-	-	-
Exercised during the year	-	-	-
Balance December 31, 2013 and 2014	1,015,526	$0.15 - $0.75	$0.64

As at December 31, 2011 and 2010, the outstanding warrants are as follows:

	Exercise	Number of Shares
Expiry Date	Price	2014	2013

Open	$ 0.50	389,170	389,170
Open	$0.75	389,170	389,170
Open	$0.15	185,586	185,586
Open	$ 0.25	51,600	51,600

Total outstanding and exercisable		1,015,526	1,015,526
Weighted average outstanding life of options (years)		open	open

In 2005, the Company issued 389,170 Class A warrants exercisable at $0.50 per share and 389,170 Class B warrants exercisable at $0.75 per share.  The Class A and Class B warrants expire six months after the closing bid price for the common stock of the Company has been over $0.65 and $1.00 per share respectively for five consecutive trading days.

In 2008, the Company issued 51,600 warrants exercisable at $0.25 per share.

9.  INCOME TAXES

Income taxes vary from the amount that would be computed by applying the estimated combined statutory income tax rate (34%) for the following reasons:

	2014	2013
(Loss) earnings before income taxes	$(1,807,955)	$(1,330,328)
Income tax rate	34%	34%

Expected income tax expense (recovery) based on above rates	(614,704)	(431,912)
Increase (decrease) due to:
Impact of lower statutory tax rates on foreign subsidiaries	73,000	23,085
Non-deductible expenses	100,000	63,525
Other permanent differences	(50,000)	(47,966)
Effect of expiry of losses	400,000	131,007
Change in valuation allowance	91,704	322,261
Provision for income taxes	$-	$-

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company's carried losses for income tax purposes are $8,875,029, which may be carried forward to apply against future income tax, expiring between 2014 and 2030.  The future tax benefit of these loss carry-forwards has been offset with a full valuation allowance.  These losses expire as follows:

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

In addition, because the Company did not generate any income in the United States or otherwise have any U.S. taxable income, the Company does not believe that it owes U.S. federal income taxes in respect to any transactions that the Company or any of its subsidiaries may have engaged in through December 31, 2014. However, there can be no assurance that the IRS will agree with the position, and therefore the Company ultimately could be held liable for U.S. federal income taxes, interest and penalties. The tax years ended December 31, 2007 to 2010 remain open to examination by tax authorities. In addition, because the Company did not generate any income in the United States or otherwise have any U.S. taxable income, the Company does not believe that it owes U.S. federal income taxes in respect to any transactions that the Company or any of its subsidiaries may have engaged in through December 31, 2014. However, there can be no assurance that the IRS will agree with the position, and therefore the Company ultimately could be held liable for U.S. federal income taxes, interest and penalties. The tax years ended December 31, 2007 to 2010 remain open to examination by tax authorities.

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

•

For cash: 9,204,288 shares for $637,000

•

For services: 5,947,482 shares fairly valued at $458,827

Preferred Shares

Issued for cash:

408,000 series A shares of preferred stock for $342,772 (inclusive of 100,000 preferred shares for $90,000 received during the three months ended March 31, 2010 and 80,586 preferred shares for $66,527 received during the three months ended September 30, 2010). The preferred shares bear interest at 10% per annum paid semiannually not in advance and are convertible to shares of common stock of the Company after two years from receipt of funds at a 20% discount to the then current market price of the Company’s common stock. The preferred shares may be converted after six months and before two years under similar terms but with a 15% discount to market. At December 31, 2014 the Company had received $456,209 for 535,496 preferred shares.

11.  LOSS PER SHARE

The potentially dilutive securities that were excluded from the earnings (loss) per share calculation consist of stock options with an exercise price greater than the average market price of the Common Shares.  1,065,526 shares were potentially dilutive in 2014 (2013: 1,065,526).

12.  NET BENEFIT FROM ABANDONMENT OF OPERATIONS

The Company became unable to provide sufficient cash to successfully operate its business and fulfill its contract obligations to its customer - due to its inability to perform, the Company lost its contracts and discontinued its subsidiaries.

Accounts of abandoned subsidiary companies written off:

Cash	$36
Accounts receivable	(175,361)
Prepaid expense	(22,537)
Inventories	(318,219)
Fixed assets	(30,791)
Accounts payable	2,096,577
Loans payable	646,437
Long term debt	1,721,841
Due to Directors	633,094
Deferred revenue	112,054
Other comprehensive debits	(652,489)

Net benefit from abandonment of operations	4,010,642
ACOA contingent liability loss reserve	(7,500,000)

Net loss on abandonment of operations	(3,489,358)
Additional loss incurred December 31, 2012	(583,000)

Total loss	$(4,072,358)

NOTE 13 - REPORTING ISSUER REQUIREMENTS

The Company became delinquent in filing its quarterly and annual reports required by a reporting issuer and thereby gave up its reporting issuer status in the United States. The delinquent financial information is provided in the following schedules:

NORTHSTAR ELECTRONICS INC.

Quarterly Condensed Financial Statements 2012 through 2014

(A Development Stage Enterprise)

CONDENSED BALANCE SHEETS

UNAUDITED	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
ASSETS

Cash	$340	$194	$68	$486

Total current assets	340	194	68	486

Total assets	$340	$194	$68	$486

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$390,348	$396,598	$402,848	$384,098
Loans payable	401,631	401,631	401,631	401,631
Due to directors	420,067	432,567	445,087	407,567
	1,212,046	1,230,796	1,249,566	1,193,296

Commitment to issue common shares	-	-	-	-

Total liabilities	1,212,046	1,230,796	1,249,566	1,193,296

Stockholders' deficit
Capital stock
Authorized: 20,000,000 preferred shares each of $0.0001 par value
Issued: 535,496 preferred shares	456,209	456,209	456,209	456,209

Authorized: 100,000,000 common shares each of $0.0001 par value
Issued: 70,771,847 common shares at March 31, 2012; June 30, 2012; September 30, 2012; and December 31, 2011, respectively	7,078	7,078	7,078	7,078

Additional paid-in capital	8,051,434	8,051,434	8,051,434	8,051,434
Accumulated other comprehensive income (loss)	28,256	28,256	28,256	28,256
Loss on discontinued operations	(4,072,358)	(4,072,358)	(4,072,358)	(4,072,358)
Contingency reserve	7,500,000	7,500,000	7,500,000	7,500,000
Accumulated deficit	(12,780,130)	(12,780,130)	(12,780,130)	(12,780,130)
Accumulated deficit during development stage	(402,195)	(421,091)	(439,987)	(383,299)
Total stockholders' deficit	(1,211,706)	(1,230,602)	(1,249,498)	(1,192,810)

Total liabilities and stockholders' deficit	$340	$194	$68	$486

NORTHSTAR ELECTRONICS INC.

(A Development Stage Enterprise)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,	Three Months Ended June 30,	Six Months Ended June 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Cumulative since re-entry into development stage to September 30,
	2014	2014	2014	2014	2014	2013

Revenue	$2,632	$2,632	$5,264	$2,632	$7,896	$5,559

Operating expenses:
Rent and storage	-	-	-	-	-	8,842
Administration	6,250	6,250	12,500	6,250	18,750	43,750
Management fees	12,500	12,500	25,000	12,500	37,500	87,500
Consulting	-	-	-	-	-	163,537
Finder’s fee	-	-	-	-	-	5,000
Foreign exchange	-	-	-	-	-	(78
Professional fees	-	-	-	-	-	19,000
Office and admin	2,778	2,778	5,556	2,778	8,334	42,034
Total operating expenses	21,528	21,528	43,056	21,258	64,584	369,585

Loss from operations	(18,896)	(18,896)	(37,792)	(18,896)	(56,688)	(364,026)

Other Income (expense):
Net loss on abandonment of operations	-	-	-	-	-	(583,000)

Net income (loss)	$(18,896)	$(18,896)	$(37,792)	$(18,896)	$(56,668)	$(947,026)

Basic and diluted income (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	70,771,847	70,771,847	70,771,847	70,771,847	70,771,847

NORTHSTAR ELECTRONICS INC.

(A Development Stage Enterprise)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2014	Six Months Ended June 30, 2014	Nine Months Ended September 30, 2014	Cumulative since re-entry into development stage to September 30, 2013

Cash flows from operating activities:
Net loss	$(18,896)	$(37,792)	$(56,668)	$(947,026)
Non cash items:
Services paid with common stock	-	-	-	190,538
Loss on discontinued business	-	-	-	583,000
Equity based compensation	12,500	25,000	37,500	87,500
Changes in operating assets and liabilities:
Prepaid expense	-	-	-	2,067
Change in accounts payable	6,250	12,500	18,750	43,750
Net cash used in operating activities	(146)	(292)	(418)	(40,171)

Cash flow from investing activities:
Acquisition of equipment	-	-	-	-
Deferred contract costs	-	-	-	-
Net cash used in investing activities	-	-	-	-

Cash flow from financing activities:
Due to (from) related parties	-	-	-	-
Issuance of shares for cash	-	-	-	40,000
Due to (from) directors	-	-	-	(2,223)
Net cash used in financing activities	-	-	-	37,777

Net change in cash	(146)	(292)	(418)	(2,394)
Cash, beginning of period	486	486	486	2,394
Cash, end of period	$340	$194	$68	$-

Supplemental cash flow information:
Interest paid	$-	$-	$-	$-
Taxes paid	$-	$-	$-	$-
Non-cash financing activities:
	$-	$-	$-	$-

NORTHSTAR ELECTRONICS INC.

(A Development Stage Enterprise)

CONDENSED BALANCE SHEETS

	March 31, 2013	June 30, 2013	September, 30, 2013	December 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
ASSETS

Cash	$11	$-	$-	$6

Total current assets	11	-	-	6

Total assets	$11	$-	$-	$6

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$365,348	$371,598	$377,848	$359,098
Due to related party	429,631	429,631	401,631	429,631
Advances from directors	368,117	334,926	401,147	355,001
	1,163,096	1,136,155	1,180,626	1,143,730

Commitment to issue common shares	-	-	-	-

Total liabilities	1,163,096	1,136,155	1,180,626	1,143,730

Stockholders' deficit
Capital stock
Authorized: 20,000,000 preferred shares each of $0.0001 par value
Issued: nil preferred shares	409,209	456,209	456,209	409,209

Authorized: 100,000,000 common shares each of par value $0.0001
Issued: 71,375,179 common shares at March 31, 2011 and December 31, 2010; 70,771,847 June 30, 2011 and September 30, 2011;	7,138	7,078	7,078	7,138

Additional paid-in capital	8,045,084	8,051,434	8,051,434	8,045,084
Accumulated other comprehensive gain	28,256	28,256	28,256	28,256
Loss on discontinued operations	(4,072,358)	(4,072,358)	(4,072,358)	(4,072,358)
Contingency reserve	7,500,000	7,500,000	7,500,000	7,500,000
Accumulated deficit	(12,780,130)	(12,780,130)	(12,780,130)	(12,780,130)
Accumulated deficit during development stage	(300,284)	(326,644)	(371,115)	(281,013)
Total stockholders' deficit	(1,163,085)	(1,136,155)	(1,180,626)	(1,143,724)

Total liabilities and stockholders' deficit	$11	$-	$-	$6

NORTHSTAR ELECTRONICS INC.

(A Development Stage Enterprise)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,	Three Months Ended June 30,	Six Months Ended June 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Cumulative since re-entry into development stage to September 30,
	2013	2013	2013	2013	2013	2012

Revenue	$1,853	$1,853	$3,706	$1,853	$5,559	$-

Operating expenses
Rent and storage	-	-	-	-	-	6,663
Administration	6,250	6,250	12,500	6,250	18,750	18,750
Management fees	12,500	12,500	25,000	12,500	37,500	37,500
Consulting	-	-	-	25,200	25,200	138,337
Foreign exchange	-	-	-	-	-	(78)
Professional fees	-	-	-	-	-	19,000
Office and admin	2,374	2,374	4,748	2,374	7,122	26,184
Total operating expenses	21,124	21,124	42,248	46,324	88,572	246,326

Loss from operations	(19,271)	(26,360)	(38,542)	(44,471)	(83,013)	(246,326)

Other (expense) income:
Net loss on abandonment of operations	-	-	-	-	-	(583,000)

Net income (loss) for the period	$(19,271)	$(26,360)	$(38,542)	$(44,471)	$(83,013)	$(829,326)

Basic and diluted income (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	71,375,847	71,375,847	71,375,847	70,771,847	71,073,513

NORTHSTAR ELECTRONICS INC.

(A Development Stage Enterprise)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2013	Six Months Ended June 30, 2013	Nine Months Ended September 30, 2013	Cumulative since re-entry into development stage to September 30, 2012

Cash flows from operating activities:
Net loss	$(19,271)	$(38,542)	$(83,013)	$(829,326)
Non cash items:
Services paid with common stock	-	-	25,200	158,587
Loss on discontinued business	-	-	-	(583,000)
Equity based compensation	12,500	25,000	37,500	37,500
Changes in operating assets and liabilities:
Prepaid expense	-	-	-	2,067
Change in accounts payable	6,250	12,500	18,750	$18,750
Net cash flows used in operating activities	(521)	(1,042)	(1,563)	(29,422)

Cash flow from investing activities:
Acquisition of equipment	-	-	-	-
Deferred contract costs	-	-	-	-
Net cash used in financing activities	-	-	-	-

Cash flow from financing activities:
Due to (from) related parties	526	1,048	1,569	(12,122)
Issuance of shares for cash	-	-	-	40,000
Net cash used in financing activities	-	-	-	27,878

Net change in cash	5	(6)	(6)	(1,544)
Cash, beginning of period	6	6	6	2,394

Cash, end of period	$11	$-	$-	$850

Supplemental cash flow information:
Interest paid	$-	$-	$-	$-
Taxes paid	$-	$-	$-	$-
Non-cash financing activities:
	$-	$-	$-	$-

NORTHSTAR ELECTRONICS INC.

(A Development Stage Enterprise)

CONDENSED BALANCE SHEETS

	March 31, 2012	June 30, 2012	September30, 2012	December 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(audited)
ASSETS

Cash	$272	$17,083	$850	$2,394
Prepaid expense	-	-	-	2,066

Total current assets	272	17,083	850	4,460

Total assets	$272	$17,083	$850	$4,460

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$340,348	$346,598	$352,848	$334,098
Loans payable	429,631	429,631	429,631	429,631
Due to directors	528,031	320,280	327,408	508,780
	1,298,010	1,096,509	114,685	1,272,509
Commitment to issue common shares	-	-	-	-

Total liabilities	1,298,010	1,096,509	1,109,887	1,272,509

Stockholders' deficit
Capital stock
Authorized: 20,000,000 preferred shares each of $0.0001 par value
Issued: 488,586	409,299	409,299	409,299	409,299

Authorized: 100,000,000 common shares each of par value $0.001
Issued: 71,375,179 at September 30, 2012 and June 30, 2012; and 53,377,824 March 31, 2012; and 53,377,824 issued at December 31, 2011	5,338	7,138	7,138	5,338

Additional paid-in capital	7,641,546	8,045,084	8,045,084	7,058,546
Accumulated other comprehensive income (loss)	28,256	28,256	28,256	28,256
Contingency reserve	7,500,000	7,500,000	7,500,000	7,500,000
Loss on discontinued operations	(4,072,358)	(4,072,358)	(4,072,358)	(3,489,358)
Accumulated deficit	(12,780,130)	(12,780,130)	(12,780,130)	(12,780,130)
Accumulated deficit during development stage	(29,689)	(216,715)	(246,326)	-
Total stockholders' deficit	(1,297,738)	(1,079,426)	(1,109,037)	(1,268,049)

Total liabilities and stockholders' deficit	$272	$17,083	$850	$4,460

NORTHSTAR ELECTRONICS INC.

(A Development Stage Enterprise)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2012	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012	Cumulative since re-entry into development stage to September 30, 2012

Revenues	$-	$-	$-	$-	$-	$-

Operating expenses:
Rent and storage	2,211	2,211	4,422	2,211	6,633	6,663
Administration	6,250	6,250	12,500	6,250	18,750	18,750
Management fees	12,500	12,500	25,000	12,500	37,500	37,500
Consulting	-	138,337	138,337	-	138,337	138,337
Foreign exchange	-	-	-	(78)	(78)	(78)
Professional fees	-	19,000	19,000	-	19,000	19,000
Office and admin	8,728	8,728	17,456	8,728	26,184	26,184
Total operating expenses	29,689	187,036	216,715	29,611	246,326	246,326

Loss before other items	(29,689)	(187,036)	(216,715)	(29,611)	(246,326)	(246,326)

Other (expense)income:

Net loss on abandonment of operations	(583,000)	-	(583,000)	-	(583,000)	(583,000)

Net loss for the period	$(612,689)	$(187,036)	$(799,715)	$(29,611)	$(829,326)	$(829,326)

Basic and diluted income (loss) per common share	$(0.01)	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Basic and diluted weighted average common shares outstanding	54,391,324	56,391,324	55,391,324	56,391,324	56,391,324

NORTHSTAR ELECTRONICS INC.

(A Development Stage Enterprise)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2012	Six Months Ended June 30, 2012	Nine Months Ended September 30, 2012	Cumulative since re-entry into development stage to September 30, 2012

Cash flows from operating activities:
Net loss	$(612,689)	$(799,715)	$(829,326)	$(829,326)
Non cash -items:
Services paid with common stock	6,750	151,837	158,587	158,587
Loss on discontinued business	583,000	583,000	583,000	583,000
Equity based compensation	12,500	25,000	37,500	37,500
Changes in operating assets and liabilities:
Prepaid expense	2,067	2,067	2,067	2,067
Change in accounts payable	6,250	12,500	18,750	18,750
Net cash used in operating activities	(2,122)	(25,311)	(29,422)	(29,422)

Cash flows from investing activities:
Acquisition of equipment	-	-	-	-
Deferred contract costs	-	-	-	-
Net cash used in investing activities	-	-	-	-

Cash flow from financing activities:
Due to (from) related parties	-	-	(12,122)	(12,122)
Issuance of shares for cash	-	40,000	40,000	40,000
Net cash used in financing activities	-	40,000	27,878	27,878

Net change in cash	(2,122)	14,689	(1,544)	(1,544)
Cash, beginning of period	2,394	2,394	2,394	2,394

Cash, end of period	$272	$17,083	$850	$850

Supplemental cash flow information:
Interest paid	$-	$-	$-	$-
Taxes paid	$-	$-	$-	$-
Non-cash financing activities:
	$-	$-	$-	$-

NORTHSTAR ELECTRONICS INC.

(A Development Stage Enterprise)

BALANCE SHEETS

(audited)

	December 31, 2012	December 31, 2011

ASSETS

Cash	$6	$2,394
Prepaid expense	-	2,066
Total current assets	6	4,460

Total assets	$6	$4,460

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$359,098	$334,098
Loans payable	429,631	429,631
Due to Directors	355,001	508,780
	1,143,730	1,272,509
Commitment to issue common shares	-	-

Total liabilities	1,143,730	1,272,509

Stockholders' deficit
Capital stock
Authorized: 20,000,000 preferred shares each of $0.0001 par value
Issued: 488,586 Preferred series A shares (488,586 - 2011)	409,299	409,299

Authorized: 100,000,000 common shares each of $0.0001 par value Issued: 71,2375,179 Common shares (53,377,824 December 31, 2011)	7,138	5,338

Additional paid-in capital	8,045,084	7,058,546
Accumulated other comprehensive income (loss)	28,256	28,256
Contingency reserve	7,500,000	7,500,000
Accumulated deficit	(12,780,130)	(12,780,130)
Loss on discontinued operations	(4,072,358)	(3,489,358)
Deficit accumulated during development stage	(281,013)	-
Total stockholders' deficit	(1,143,724)	(1,268,049)

Total liabilities and stockholders' deficit	$6	$4,460

NORTHSTAR ELECTRONICS INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(Unaudited)

	Year Ended December 31,	Year Ended December 31,	Development Stage Cumulative to December 31,
	2012	2011	2012

Revenues	$-	$379,020	$-
Cost of Goods Sold	-	207,930	-

Gross Margin	-	171,090	-

Expenses
Salaries, wages and benefits	-	752,442	-
Research and development	-	-	-
Travel, marketing and business development	-	2,682	-
Management fees	50,000	135,000	50,000
Administration	25,000	-	25,000
Finance fees	5,000	158,150	5,000
Consulting	138,337	114,000	138,337
Rent	8,842	122,863	8,842
Professional fees	19,000	98,113	19,000
Office and miscellaneous	34,912	152,106	34,912
Bad debts	-	-	-
Interest on long-term debt	-	389,516	-
Telephone and utilities	-	25,693	-
Loss on disposal of assets	-	19,104	-
Foreign exchange loss (gain)	(78)	(2,100)	(78)
Depreciation	-	11,476	-
Amortization of intangible asset	-	-	-
Interest and penalties	-	-	-

	281,013	1,979,045	281,013

Net loss for the year	(281,013)	(1,807,955)	(281,013)
Other comprehensive income
Net loss on abandonment of operations	(583,000)	(3,489,358)	-
Foreign currency translation adjustment	-	677,409	-
Net gain (loss) and comprehensive gain (loss)	$(864,013)	$(4,619,905)	$(281,013)

Loss Per Share (Basic and Diluted)	$(0.02)	$(0.10)

Weighted Average Number of Common Shares Outstanding (Basic and Diluted)	56,391,324	44,760,883

NORTHSTAR ELECTRONICS INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Number of Shares	$	Par Value	$	Additional Paid-In Capital	$	Other Comprehensive Income (Loss)	$	Accumulated Deficit	$	Preferred Shares	$	Total Stockholders Deficit

Balance December 31, 2011	53,377,824		$5,338		$7,058,546		$4,038,898		$(12,780,130)		$409,299		$(1,268,049)

Net loss	-		-		-		(583,000)		(281,013)		-		(864,013)
Issued for cash	1,805,554		181		39,819		-		-		-		40,000
Issued for consulting and services	6,784,400		678		164,660		-		-		-		165,338
Issued to settle debt	4,000,000		400		199,600		-		-		-		200,000
Settlement of discontinued Business	5,000,000		500		582,500		-		-		-		583,000
Correction	407,401		41		(41)		-		-		-		-

Balance December 31, 2012	71,375,179		$7,138		$8,045,084		$3,455,898		(13,061,143)		409,299		(1,143,724)

NORTHSTAR ELECTRONICS INC.

(A Development Stage Enterprise)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Year ended December 31, 2012	Year ended December 31, 2011	Development stage cumulative December 31, 2012
Operating Activities
Net gain (loss)	$(864,013)	$(1,807,955)	$(864,013)
Items not involving cash:
Depreciation	-	11,476	-
Amortization of intangible assets	-	-	-
Services paid with common stock	165,338	458,827	165,338
Loss on disposal of assets	583,000	19,056	583,000
Equity based compensation	50,000	-	50,000
Changes in Non-Cash Working Capital:
Accounts receivable	-	(12,059)	-
Prepaid expenses	2,067	(11,047)	2,067
Inventory	-	(164,692)	-
Accounts payable and accrued liabilities	25,000	375,432	25,000
Deferred revenue	-	107,771	-
Cash Used in Operating Activities	(38,608)	(1,023,191)	(38,608)

Investing Activities
Deferred contract costs	-	-	-
Acquisition of equipment	-	(8,002)	-
Cash Used in Investing Activities	-	(8,002)	-

Financing Activities
Issuance of share capital for cash (net of issue costs)	40,000	631,220	40,000
Loan advances	-	82,490	-
Long term financing	-	90,650	-
Repayment of debt	-	-	-
Advances from directors	(3,780)	94,417	(3,780)
Cash Provided by Financing Activities	36,220	898,777	36,220

Effect of Foreign Currency Translation on Cash	-	(501)	-

Increase (Decrease) in Cash and Cash Equivalents	(2,388)	(132,917)	(2,388)
Cash and Cash Equivalents, Beginning	2,394	135,311	2,394
Cash and Cash Equivalents, Ending	6	$ 2,394	$ 6

Supplemental Information
Income taxes paid	-	$ -	$ -
Interest paid	-	$ 389,516	$ -
Common stock issued for debt	-	$ 200,000	$ -

NORTHSTAR ELECTRONICS INC.

Notes to the Quarterly Condensed Financial Statements

2012 through 2014

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The Company entered the development stage January 31, 2012. The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These condensed financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and the notes thereto for the fiscal years ended December 31, 2012, 2013 and 2014.

Loss Per Share

Net loss per share is calculated in accordance with FASB ASC 260, “Earnings Per Share.”  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2012 through 2014 (since reentry into development stage January 01, 2012).  As of December 31, 2014 and since re-entry into development stage, the Company had no dilutive potential common shares.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net losses since re-entry into development stage January 31, 2012. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At December 31, 2014 the Company holds $17,288 in cash, has no material assets and does not have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation which raises substantial doubt about the Company’s ability to continue as a going concern. The officers and directors have committed to advancing funds for certain operating costs of the Company.

NOTE 3 - EQUITY

The Company has issued 70,771,847 shares of common stock to December 31, 2014.

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

For the year ended December 31, 2014 management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), an Internal Control - Integrated Framework issued in 1992, to evaluate the effectiveness of our internal control over financial reporting.

Management’s Assessment of the Effectiveness of Internal Controls over Financial Reporting as of December 31, 2014

Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that our internal control over financial reporting was effective as of December 31, 2014, but that as set forth below our disclosure control over financial reporting was not effective as of December 31, 2009.

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

Factors Considered in Determining Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our President/Chief Executive Officer/Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2014.

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

Management’s Assessment of the Effectiveness of Disclosure Controls over Financial Reporting as of December 31, 2014

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act

Name of Director	Age	Office
Wilson Russell, PhD	70	President and Principal Financial Officer

Item 10.  Executive compensation

During the year 2014 the Company paid or accrued as payable $50,000 (2013 $50,000; 2012 $50,000) to Wilson Russell, the Company’s President, for his services.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Class	Name and Address	Number of Shares	Percentage of Shares*

Common	Wilson Russell	9,014,721	12.74%
	3959 36th Ave. W
	Vancouver, B.C.
	Canada V6N 2S7

Common	All officers and directors as a group:	9,014,721	12.74%

*Based on 70,771,847 shares of common stock issued and outstanding December 31, 2014

Item 12. Certain Relationships and Related Transactions

None

Item 13. Exhibits and Reports on Form 8-K

No change in exhibits since previous filing

No Form 8K was filed during the fourth quarter of 2014.

Item 14.  Principal Accountants Fees and Services

During the years 2012, 2013 and 2014 the Company’s auditors received approximately $15,000 in remuneration for audit and related services. No other services were provided to the Company by its auditors and principal accountants.

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

Northstar Electronics, Inc.

(Registrant)

By (Signature and Title):	/s/ WILSON RUSSELL
Date April 17, 2016:	Wilson Russell, PhD,
Chief Executive Officer and Chief Financial Officer