Form 10-Q
period 2015-03-31
NORTHSTAR ELECTRONICS INC
filed 2016-05-05
CIK 1082027

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2015

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ________ to _________

333-90031

Commission file number

Northstar Electronics, Inc.

Exact name of small business issuer as specified in its charter

Delaware	33-0803434
State or other jurisdiction of organization	IRS Employee incorporation or Identification No.

2020 General Booth Blvd, Unit 230,

Virginia Beach, VA, USA   23451

Address of principal executive offices

(778) 838-3313

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

[  ] Large accelerated filer   [  ] Accelerated filer   [X] Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ]Yes   [X] No

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

Common shares as of April 19, 2016: 79,396,847

Transitional Small Business Disclosure Format (check one): Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Balance Sheets

(US Dollars)

	March 31, 2015	December 31, 2014
	unaudited	audited
Assets

Current
Cash and cash equivalents	$3,610	$17,288
Prepaid expenses	0	0
	3,610	17,288

Total assets	$3,610	$17,288

Liabilities

Current
Accounts payable and accrued liabilities	$415,348	$409,098
Loans payable	423,277	421,631
Due to Directors	465,374	454,956
	1,303,999	1,285,685

Long-term debt	0	0

	1,303,999	1,285,685

Stockholders’ Deficit
Authorized:
100,000,000 Common shares with a par value of $0.0001 each
20,000,000 Preferred shares with a par value of $0.0001 each
Issued and outstanding:
70,771,847 Common shares (70,771,847– December 31, 2014)	7,078	7,078
535,496 Preferred series A shares (535,496 – December 31, 2014)	456,209	456,209
Additional Paid-in Capital	8,051,434	8,051,434
Accumulated Other Comprehensive Income (Loss)	28,256	28,256
Loss on discontinued operations	(4,072,359)	(4,072,358)
Contingency reserve	7,500,000	7,500,000
Accumulated Deficit	(12,780,130)	(12,780,130)
Deficit accumulated in the development stage	(490,877)	(458,886)
	(1,300,389)	(1,268,397)
	$3,610	$17,288

See notes to the consolidated financial statements

Nature of operations and going concern (note 1) Contingent liabilities (note 3)

NORTHSTAR ELECTRONICS, INC.

Consolidated Statements of Operations

Three Months Ended March 31, 2015 and 2014

Unaudited

U.S.Dollars

	2015	2014

Revenue	$0	$2,632
Cost of goods sold	0	0

Gross margin	0	2,632

Expenses
Administration	8,300	6,250
Financial consulting	0	0
Finance fees	0	0
Professional fees	0	0
Management	12,500	12,500
Stock based compensation	0	0
Rent	0	0
Investor relations	0	0
Office	8,266	2,778
Travel and business development	2,926	0
	31,992	21,258

Net loss from operations before other items	(31,992)	(18,896)

Other Items:
Loss from discontinued operations	0	0

Net loss for the period	$(31,992)	$(18,896)

Net (loss) per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	70,771,847	70,771,847

See notes to the consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Statement of Changes in Stockholders’ Equity

Three Months Ended March 31, 2015

Unaudited

U.S. Dollars

	Number of Shares	Par Value	Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit

Balance December 31, 2014	70,771,847	$7,078	$8,051,434	$3,455,897	$(13,239,016)	(1,724,606)

Issuance of common stock	0	0	0	0	0	0
Net loss for three months	0	0	0	0	(31,992)	(31,992)
Balance March 31, 2015	70,771,847	$7,078	$8,051,434	$3,455,897	$(13,271,008)	(1,756,598)

Series A shares of preferred stock - Balance December 31, 2014						456,209
Series A shares of preferred stock - Converted to common shares						-
Series A shares of preferred stock - Issued during the year						-
						456,209

Total stockholders’ equity (deficit) March 31, 2015	70,771,847	$7,078	$8,051,434	$3,455,897	$(13,271,008)	$(1,300,389)

See notes to the consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2015 and 2014

Unaudited

U.S.Dollars

	2015	2014

Operating Activities
Net income (loss)	$(31,992)	$(18,896)
Adjustments to reconcile net income (loss) to net cash used by operating activities
Non cash items:
Amortization	0	0
Equity based compensation	12,500	12,500
Changes in operating assets and liabilities	6,250	6,250
Net cash (used) provided by operating activities	(13,242)	(146)

Investing Activities
Property and equipment	0	0
Net cash (used) provided by investing activities	0	0

Financing Activities
Issuance of common shares for cash (net of costs)	0	0
Loans payable	1,646	0
Increase (repayment) of long term debt	0	0
Advances from (repayment to) directors	(2,082)	0
Net cash (used) provided by financing activities	(436)	0

Effect of foreign exchange on translation	0	0

Inflow (outflow) of cash	(13,678)	(146)
Cash, beginning of period	17,288	486

Cash, end of period	$3,610	$340

Supplemental information
Interest paid	$0	$0
Shares issued for services	$0	$0
Shares issued to settle director’s loan	$0	$0
Corporate income taxes paid	$0	$0

See notes to the consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2015

Unaudited

U.S. Dollars

1.  NATURE OF OPERATIONS AND ABILITY TO CONTINUE AS A GOING CONCERN

Northstar Electronics Inc (the “Company”) was incorporated on May 11, 1998 in the state of Delaware.  These financial statements are consolidated with the Company’s wholly owned subsidiary, National Five Holding Ltd. Any intercompany transactions have been eliminated on consolidation. The accounts of Northstar Technical Inc. ("NTI") and Northstar Network Ltd. ("NNL"), formerly wholly owned subsidiaries of the Company, have been written off in prior years as the operations of these subsidiaries have been discontinued.

The Company’s business activities are conducted principally in Canada but these financial statements are prepared in accordance with accounting principles generally accepted in the United States with all figures translated into United States dollars for reporting purposes.

These unaudited consolidated interim financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information, are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s December 31, 2014 Form 10-K and amendments.

In the opinion of the Company’s management, this consolidated interim financial information reflects all adjustments necessary to present fairly the Company’s consolidated financial position at March 31, 2015 and the consolidated results of operations and the consolidated cash flows for the three months then ended. The Company is in the process of regenerating its operations.

The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months to March 31, 2015 the Company incurred a net loss of $31,992 and at March 31, 2015 had a working capital deficiency (an excess of current liabilities over current assets) of $1,300,389 (December 31, 2014: $1,268,397. The Company is contingently liable for approximately $7,500,000 to repay assistance received under the Atlantic Innovation Fund (see also note 3).

Management has undertaken initiatives for the Company to continue as a going concern; for example: the Company is attempting to secure an equity financing in the short term. Management is unable to predict the results of its initiatives at this time.

Should management be unsuccessful in its initiative to finance its operations the Company’s ability to continue as a going concern is not certain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue its operations as a going concern.

2.  SHARE CAPITAL

COMMON STOCK

No common shares were issued during the three months ended March 31, 2015.

PREFERRED STOCK

Issued for cash:

The preferred shares bear interest at 10% per annum paid semiannually not in advance and are convertible to shares of common stock of the Company after two years from receipt of funds at a 20% discount to the then current market price of the Company’s common stock. The preferred shares may be converted after six months and before two years under similar terms but with a 15% discount to market. At March 31, 2015 the Company had received $456,209 for 535,496 preferred shares.

3.  CONTINGENCIES

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

4.  NEW ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial information for the three month periods ended March 31, 2015 and March 31, 2014 prepared by management and the consolidated financial statements for the twelve months ended December 31, 2014 as presented in the Form 10K as filed.

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

The Company’s Services

We are now moving in a new direction whereby we intend to build our own systems in the civilian aviation sector. We believe that this affords improved control over the business outcomes compared to the contract manufacturing business.

The Company is working on plans to obtain rights to a single engine airplane with industrial applications. If successful, we intend to market the airplane internationally and provide Maintenance, Repair and Overhaul (MRO) services in close proximity to customers. The Company’s wholly owned subsidiary, National Five Holding Ltd, is a 60% shareholder of Northstar Sealand Enterprises Ltd (NSEL). The constituent parts of NSEL has experience in working on certified commercial aircraft and government military contracts, and has access to an established aircraft parts manufacturing facility.

Results of Operations

Comparison of the three months ended March 31, 2015with the three months ended March 31, 2014.

Revenue from sales for the three month period ended March 31, 2015 are reported as $0 compared to $2,632 of revenue from sales recorded during the same period of the prior year.

In the prior year the Company earned modest consulting fees as the Company continues to reorganize its business.

The net loss for the three-month period ended March 31, 2015 was $31,992 compared to a net loss of $18,896 for the three months ended March 31, 2014. The increase in net loss was in part due to the fact the Company incurred additional office and administration expense as we worked to reorganize the Company after the write off of its previous ventures.

Comparison of Financial Position at March 31, 2015 with March 31, 2014

The Company’s working capital deficiency at March 31, 2015 was $1,300,089 with current liabilities of $1,303,999 which are in excess of current assets of $3,910. At December 31, 2014 the Company had a working capital deficiency of $1,268,397. See also contingent liabilities, note 3 to the financial statements for the three months ended March 31, 2015.

Critical Accounting Policies and Estimates

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our annual financial statements at December 31, 2014. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

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

Liquidity and Capital Resources

Cash outflow for the first quarter ended March 31, 2015 was $(13,242) compared to an outflow of cash of $(146) in the comparative prior quarter March 31, 2014. In the quarter, the Company received $0 ($0 in the comparative prior quarter) from equity funding and received $nil (received $nil in the comparative quarter) long term debt leaving cash on hand at March 31, 2015 of $3,910 compared to cash on hand of $17,288 at December 31, 2014 and $340 at March 31, 2014. Until the Company receives revenues from new contracts it will be dependent upon equity and loan financings to compensate for the outflow of cash anticipated from operations.

At this time, no commitment for funding has been made to the Company.

The Company’s continued operations are dependent upon obtaining revenues from outside sources or raising additional funds through debt or equity financing.

Item 3. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures

Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the date of this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer has concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner. The disclosure controls were not effective at March 31, 2015 as the Company is delinquent in its filings.

(b)  Changes in internal controls

There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their most recent evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

No change since previous filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

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

May 2, 2016	Northstar Electronics, Inc.
(Registrant)

By: /s/ Wilson Russell
Wilson Russell, PhD, President and Chief Financial Officer