Form 10-Q
period 2015-09-30
NORTHSTAR ELECTRONICS INC
filed 2016-05-05
CIK 1082027

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 2015

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Balance Sheets

(US Dollars)

	September 30, 2015	December 31, 2014
	unaudited	audited
Assets

Current
Cash and cash equivalents	$47,301	$17,288
Prepaid expenses	--	--
	47,301	17,288

Total assets	$47,301	$17,288

Liabilities

Current
Accounts payable and accrued liabilities	$427,848	$409,098
Loans payable	474,276	421,631
Due to Directors	490,727	454,956
	1,392,851	1,285,685

Long-term debt	--	--

	1,392,851	1,285,685

Stockholders’ Deficit
Authorized:
100,000,000 Common shares with a par value of $0.0001 each
20,000,000 Preferred shares with a par value of $0.0001 each
Issued and outstanding:
70,771,847 Common shares (70,771,847 - December 31, 2014)	7,078	7,078
535,496 Preferred series A shares (535,496 - December 31, 2014)	456,209	456,209
Additional Paid-in Capital	8,051,434	8,051,434
Accumulated Other Comprehensive Income (Loss)	28,256	28,256
Loss on discontinued operations	(4,072,358)	(4,072,358)
Contingency reserve	7,500,000	7,500,000
Accumulated Deficit	(12,780,130)	(12,780,130)
Deficit accumulated in the development stage	(536,039)	(458,886)
	(1,345,550)	(1,268,397)
	$47,301	$17,288

See notes to the consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2015 and 2014

Unaudited

U.S.Dollars

	Three Months		Nine Months
	2015	2014	2015	2014

Revenue	$--	$2,632	$--	$7,896
Cost of goods sold	--	--	--	--

Gross margin	--	2,632	--	7,896

Expenses
Salaries	--	--	--	--
Management fees	12,500	12,500	37,500	37,500
Administrative fees	6,250	6,250	20,800	18,750
Professional fees	--	--	--	--
Foreign exchange	(991)	--	(1,642)	--
Investor relations	--	--	--	--
Office and administration	3,610	2,778	15,540	8,334
Travel and business development	2,029	--	4,955	--
Telephone and utilities	--	--	--	--
Consulting fees	--	--	--	--
Total expenses	23,398	21,258	77,153	64,584

Net loss for the period	$(23,398)	$(18,896)	$(77,153)	$(56,668)

Net (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	70,771,847	70,771,847	70,771,847	70,771,847

See notes to the consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Statement of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2015

Unaudited

U.S. Dollars

	Number of Shares	Par Value	Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit

Balance December 31, 2014	70,771,847	$7,078	$8,051,434	$3,455,897	$(13,239,016)	(1,724,606)

Issuance of common stock	0	0	0	0	0	0
Net loss for six months	0	0	0	0	(77,153)	(77,153)
Balance September 30, 2015	70,771,847	$7,078	$8,051,434	$3,455,897	$(13,316,169)	(1,801,759)

Series A shares of preferred stock - Balance December 31, 2014						456,209
Series A shares of preferred stock - Converted to common shares						-
Series A shares of preferred stock - Issued during the year						-
						456,209

Total stockholders’ equity (deficit) September 30, 2015	70,771,847	$7,078	$8,051,434	$3,455,897	$(13,271,008)	$(1,345,550)

See notes to the consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2015 and 2014

Unaudited

U.S.Dollars

	2015	2014

Operating Activities
Net income (loss)	$(77,153)	$(56,668)
Adjustments to reconcile net income (loss) to net cash used by operating activities
Equity based compensation	37,500	37,500
Issuance of common stock for services	--	--
Changes in accounts payable	18,750	18,750
Net cash (used) provided by operating activities	(20,903)	(418)

Investing Activities
Property and equipment	--	--
Net cash (used) provided by investing activities	--	--

Financing Activities
Issuance of common shares for cash (net of costs)	--	--
Loans payable	52,645	--
Advances from (repayment to) directors	(1,729)	--
Net cash (used) provided by financing activities	50,916	--

Effect of foreign exchange on translation	--	--

Inflow (outflow) of cash	30,013	(418)
Cash, beginning of period	17,288	486

Cash, end of period	$47,301	$68

Supplemental information
Interest paid	$0	$0
Shares issued for prepaid expense	$0	$0
Shares issued for loan repayment	$0	$0
Shares issued for loan repayment	$0	$0
Corporate income taxes paid	$0	$0

See notes to the consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2015

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

In the opinion of the Company’s management, this consolidated interim financial information reflects all adjustments necessary to present fairly the Company’s consolidated financial position at September 30, 2015 and the consolidated results of operations and the consolidated cash flows for the three and six months then ended. The Company is in the process of regenerating its operations.

The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months to September 30, 2015 the Company incurred a net loss of $77,153 and at September 30, 2015 had a working capital deficiency (an excess of current liabilities over current assets) of $1,345,550 (December 31, 2014: $1,268,397. The Company is contingently liable for approximately $7,500,000 to repay assistance received under the Atlantic Innovation Fund (see also note 3).

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

2.  SHARE CAPITAL

COMMON STOCK

No common shares were issued during the nine months ended September 30, 2015.

PREFERRED STOCK

Issued for cash:

The preferred shares bear interest at 10% per annum paid semiannually not in advance and are convertible to shares of common stock of the Company after two years from receipt of funds at a 20% discount to the then current market price of the Company’s common stock. The preferred shares may be converted after six months and before two years under similar terms but with a 15% discount to market. At September 30, 2015 the Company had received $456,209 for 535,496 preferred shares.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial information for the three and nine month periods ended September 30, 2015 and September 30, 2014 prepared by management and the audited consolidated financial statements for the twelve months ended December 31, 2014 as presented in the Company’s Form 10K and amendments as filed.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2015 with the three and nine months ended September 30, 2014:

Gross revenues from all sources for the three month period ended September 30, 2015 were $0 compared to $2,632 in the comparative prior three month period.

Gross revenues from all sources for the nine month period ended September 30, 2015 were $0 compared to $7,896 in the comparative prior nine month period. In the prior year the Company earned modest consulting fees as the Company continues to reorganize its business.

The net loss for the three month period ended September 30, 2015 was $(23,398) compared to a net loss of $(18,896) for the three months ended September 30, 2014.  The increase in net loss was in part due to the fact the Company incurred additional office and administration expense as we worked to reorganize the Company after the write off of its previous ventures.

Comparison of Financial Position at September 30, 2015 with December 31, 2014

The Company’s working capital deficiency increased at September 30, 2015 to $1,345,550 with current liabilities of $1,392,851 which are in excess of current assets of $47,301. At December 31, 2014 the Company had a working capital deficiency of $1,268,397. See also contingent liabilities, note 3 to the financial statements for the nine months ended September 30, 2015.

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

Liquidity and Capital Resources

Cash outflow for the nine months ended September 30, 2015 was $(20,903) compared to an outflow of cash of $(418) in the comparative prior nine months ended September 30, 2014. During the current period, the Company received $0 ($0 in the comparative prior period) from equity funding and received $52,645 (received $nil in the comparative period) loans payable leaving cash on hand at September 30, 2015 of $47,301 compared to cash on hand of $17,288 at December 31, 2014. Until the Company receives revenues from new contracts it will be dependent upon equity and loan financings to compensate for the outflow of cash anticipated from operations.

At this time, no commitment for funding has been made to the Company.

The Company’s continued operations are dependent upon obtaining revenues from outside sources or raising additional funds through debt or equity financing.

Item 3. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures

Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the date of this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer has concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner. The disclosure controls were not effective at September 30, 2015 as the Company is delinquent in its filings.

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

May 4, 2016	Northstar Electronics, Inc.
(Registrant)

By: /s/ Wilson Russell
Wilson Russell, PhD, President and Chief Financial Officer