Form 10-K
period 2015-12-31
NORTHSTAR ELECTRONICS INC
filed 2016-05-23
CIK 1082027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

State issuer’s revenues for its most recent fiscal year: $0

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

Aggregate market value of voting common equity held by non-affiliates as of December 31, 2015:  $630,000 approximately

Aggregate market value of non-voting common equity held by non-affiliates as of December 31, 2015:  Not Applicable

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. Outstanding shares of common stock as of April 19, 2016: 79,396,847

Documents incorporated by reference: None

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

Because we have a net loss from operations of $108,456 for the year ended December 31, 2015 and have accumulated losses of $13,347,472 from inception, we face a risk of insolvency and we remain dependent on equity and debt financing to help pay operating costs and to help cover operating losses.  Business financing is being pursued.

The Company had previously been dependent on contract manufacturing which did not deliver long term positive financial results, as had been expected. We are, at present, working to develop a business area in the aerospace sector.   Our future is uncertain if we fail to develop this business area.  Please also refer to our December 31, 2015 year end audited financial statements and notes thereto.

The auditor’s report for our December 31, 2015 consolidated financial statements includes an additional paragraph that identifies conditions which raise doubt about our ability to continue as a going concern. The audited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PART I

Item 1. Description of Business

The business of the Company is primarily that of a holding company with subsidiaries. The Company’s wholly owned subsidiary, National Five Holding Ltd, incorporated in British Columbia, Canada, holds a 60 percent share interest in Northstar Sealand Enterprises Ltd (“NSEL”). NSEL has been incorporated to pursue a manufacturing, marketing, sales and maintenance opportunity in the aviation industry and is in negotiations with a major aviation company.

Corporate History

The Company’s wholly owned subsidiary, Northstar Network Ltd., (NNL), had carried out defense, aerospace and homeland security contract manufacturing. NNL has been discontinued due to insufficient working capital, quality issues with suppliers and design changes made by the customer. The lack of capital funding was predominantly responsible for the shutdown of operations.

Our second subsidiary Northstar Technical Inc., (NTI), had been involved in underwater sonar sensors primarily related to the fishing industry. NTI has been discontinued due to a downward trend in the commercial fishing industry. The time taken for new technology developments using underwater communicating techniques was long. The timeframe for market introduction was also   lengthy. Consequently in a fast changing industry, the products did not receive sufficiently strong market acceptance.

The Company did not consummate the signing of a Letter of Intent to acquire a development stage company specializing in advanced sonar technologies and systems.

Homeland Security and Military Defense:

The Company had expected that design and manufacture of homeland security and anti-terrorism systems would have  grown rapidly as the United States Department of Homeland Security and the United States Navy had planned to ramp up efforts to protect ports, other  onshore high value assets and ships.  However, the timing of their actions taken were too late for the Company to adequately participate.

Research and Development:

The Company did not expend any efforts on research and development during the year.

DESIGN ENGINEERING AND CONTRACT MANUFACTURING

The Company has experience in contract manufacturing and has produced electronic and mechanical systems under contract to defense and aerospace companies.. Products were built according to designs provided by our customers for whom the Company provided production engineering, contract manufacturing of components, sourcing and procurement of parts, assembly of full systems, testing and shipping.

The Company’s former customers included Lockheed Martin MS2, Lockheed Martin Canada, Lockheed Martin Aeronautics and L-3.

NEW DIRECTION

We are now moving in a new direction whereby we intend to build our own systems in the civilian aviation sector. We believe that this affords improved control over the business outcomes compared to the contract manufacturing business.

The Company is working on plans to obtain rights to a single engine airplane with industrial applications. If successful, we intend to market the airplane internationally and provide Maintenance, Repair and Overhaul (MRO) services in close proximity to customers. The Company’s wholly owned subsidiary, National Five Holding Ltd, is a 60% shareholder of Northstar Sealand Enterprises Ltd (NSEL). NSEL, has experience in working on certified commercial aircraft and government military contracts, and has access to an established aircraft parts manufacturing facility.

Marketing

NSEL has started market assessments in several large international markets where there appears to be volume sales potential for the single engine airplane. They have also begun to explore potential marketing partnerships with other aviation companies. Projections made by NSEL show a potential growth in demand for suitable single engine aircraft, subject to economic factors. Preliminary plans have been started on methods to achieve market presence, including direct sales, magazine ads, web site, and participation in trade shows.

Technology Protection

The Company currently owns no proprietary technology requiring protection with respect to its activities. It intends to acquire proprietary technology and, if successful, intends to put appropriate protection measures in place.

Need for Government Approvals

If the Company is successful in acquiring the rights to the aforementioned single engine airplane, there will be required government approvals applicable to our expected future activities.

The approvals would likely be for an in country Type Certificate and other certificates, as required, in other countries where the airplane would be marketed.

Effect of Existing or Probable Government Regulations

 If successful with the acquisition of the rights to the single engine airplane, the Company intends to abide by the applicable regulations in each country where it intends to carry out marketing and sales. The costs of meeting the regulatory requirements can be high and the Company will do its best efforts to procure the funds required.

Research and Development Expenditures

The Company did not incur expenditures in fiscal 2015 on research and development activities.

Costs and Effects of Compliance with Environmental Laws

The Company incurred no costs or adverse effects in its compliance with any environmental laws.

PRODUCTION

The Company has experience in carrying out work requiring multiple subcontractors to perform specialized tasks.  The ability to integrate the work of multiple components to create a complete system will be NSEL’s main area of business - system integration.

EMPLOYEES

As of December 31, 2015 the Company has a team of highly experienced consultants who provide administration, marketing and engineering services under contract.

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

The Company maintains an office at:

3959 W 36th Avenue, Vancouver BC Canada  V6N 2S7

Item 3. Legal Proceedings

There are no known undisclosed legal filings registered or contemplated against the Company.

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

Item 4. Submission of Matters to a Vote of Security Holders

There have been no changes since the previous filing.  The Company has filed with the SEC an SB-1 registration statement April 2000, an S-8 registration November 2000 and quarterly reports (form 10QSB) for June and September 2000 and for March, June and September 2001, 2002, 2003, 2004, 2005, 2006 and 2007, form 10Q’s for March, June and September 2008, 2009, 2010  and 2011 and annual reports (form 10KSB) for December 31, 2000, 2001, 2002, 2003, 2004, 2005, 2006, 2007 and form 10K for 2008, 2009, 2010, 2011 and the years 2012 thru 2014.

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

The following discussion, comparison and analysis should be read in conjunction with the Company’s accompanying audited consolidated financial statements for the years ended December 31, 2015 and 2014 and the notes related thereto. The discussion of results, causes and trends should not be construed to infer conclusions that such results, causes or trends necessarily will continue in the future.

DISCUSSION

The following table sets forth for the years indicated items included in the Company’s consolidated statement of operations:

	2015	2014	2013	2012	2011

Total revenue	$-	$10,526	$7,410	$-	$379,020

Cost of goods sold	-	-	-	-	207,930

Gross margin	-	10,526	7,410	-	171,090

Expenses	108,456	86,113	109,696	281,013	1,979,045

Net (loss)	$(108,456)	$(75,587)	$(102,286)	$(281,013)	$(1,807,955)
Net (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.10)

During the years ended December 31, 2015, 2014, 2013 and 2012 the Company attempted to adequately recover from the loss of its contracts and to improve its internal systems.

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

The Company experienced operating losses of $108,456 for 2015, $75,587 for 2014, $102,286 for 2013 and $281,013 for 2012 while maintaining an office and continuing its search for its next opportunity.

Discontinued NETMIND operations were reduced to servicing existing customers.  The Company was unable to finance its operations and attract personnel to manufacture and market the NETMIND product.

Defense Sonar Development Contract Opportunity

Discontinued

Contract Manufacturing and System Integration

Although the Company remains open to carrying out work in  contract manufacturing and system integration, we are not actively pursuing contracts at this time in those areas..

Results of Operations

Revenues decreased significantly in the years 2015 and 2014 resulting in negligible cash flow. The Company generated $10, 526 contract and $0 sales revenues during this period.

During 2015 and 2014, the Company did not spend funds on design engineering and prototype development related to the development of engineering systems.

Liquidity and Capital Resources

The Company used cash in operations of $(95,956) in 2015 compared to cash used by operations of $(50,587) in 2014 and $(52,086) in 2013. In 2015 the Company raised equity financing of $55,000 (2014: $0 and 2013: $0). In 2012 the Company raised equity financing of $40,000. The net cash was used to fund operations.

The Company’s working capital and capital requirements will depend on many factors, including the ability of the Company to obtain aircraft sales in order to generate sufficient funds to cover the current level of operating expenses. During the most recent fiscal year (2015) the Company decreased its current debt by $45,859 (increased by: 2014 $92,389 and increased   by: 2013 - $49,566).

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

The availability of sufficient future funds will depend to an extent on obtaining manufacturing contracts on a timely basis. Accordingly, the Company may be required to issue securities to finance start-up and working capital requirements for the expected new aviation business and ongoing general business expansion. There can be no assurance whether or not such future financings will be available or on satisfactory terms.

Item 7. Financial Statements

NORTHSTAR ELECTRONICS, INC.

Index to Consolidated Financial Statements December 31, 2015 and 2014 (U.S. Dollars)

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

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Northstar Electronics, Inc.:

I have audited the accompanying consolidated balance sheet of Northstar Electronics, Inc. (“the Company”) as at December 31, 2015, the related consolidated statement of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In my opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2015, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

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

Toronto, ON, Canada	/s/ Kappin Professional Corporation
May 20, 2016	Chartered Accountants

Phone: 647 2864594 | Email: kappinprocorp@gmail.com | Address: 28 count Crystan Avenue, Markham L6C 0K3

NORTHSTAR ELECTRONICS, INC.

Balance Sheets

December 31

(US Dollars)	2015	2014

Assets

Current
Cash and cash equivalents	$23,752	$17,288
Prepaid expenses	-	-

Total Current Assets	23,752	17,288

Total assets	$23,752	$17,288

Liabilities

Current
Accounts payable and accrued liabilities	$315,816	$409,098
Loans payable (note 4)	424,276	421,631
Due to Directors (note 5)	499,734	454,956

Total Current Liabilities	1,239,826	1,285,685
Long-term debt (note 10)	-	-

Total liabilities	1,239,826	1,285,685

Stockholders’ Deficit

Common Stock (notes 15&16)
Authorized:
100,000,000 Common shares with a par value of $0.0001 each
20,000,000 Preferred shares with a par value of $0.0001 each
Issued and outstanding:
79,396,847 Common shares (70,771,847 - 2014)	7,940	7,078
535,496 Preferred series A shares (535,496 - 2014)	456,209	456,209
Additional Paid-in Capital	8,105,572	8,051,434
Accumulated Other Comprehensive Income (Loss)	134,035	28,256
Loss on discontinued operations	(4,072,358)	(4,072,358)
Contingency reserve	7,500,000	7,500,000
Accumulated Deficit	(12,780,130)	(12,780,130)
Deficit accumulated in the development stage	(567,342)	(458,886)

Total Stockholders’ Deficit	(1,216,074)	(1,268,397)

Total Liabilities and Stockholders’ Deficit	$23,752	$17,288

See notes to financial statements

Nature of operations and going concern (note 1)

Contingent liabilities (note 7)

NORTHSTAR ELECTRONICS, INC.

Statements of Operations and Comprehensive Loss

Years Ended December 31

(US Dollars)

	2015	2014	2013

Revenues	$-	$10,526	$7,410
Cost of Goods Sold	-	-	-

Gross Margin	-	10,526	7,410

Expenses
Salaries, wages and benefits	-	-	-
Research and development	-	-	-
Travel, marketing and business development	4,926	-	-
Management fees	50,000	50,000	50,000
Administration	27,050	25,000	25,000
Consulting	2,460	-	25,200
Rent and storage	-	-	-
Professional fees	6,250	-	-
Office and miscellaneous	20,634	11,113	9,496
Bad debts	-	-	-
Finders fee	-	-	-
Loss on disposal of assets	-	-	-
Foreign exchange loss (gain)	(2,864)	-	-
Depreciation	-	-	-
Amortization of intangible asset	-	-	-
Interest and penalties	-	-	-

	108,456	86,113	109,696

Net loss for the year	(108,456)	(75,587)	(102,286)

Other comprehensive income (loss)
Gain on settlement of account payable	105,779	-	-
Net (loss) and comprehensive gain (loss)	(2,677)	$(75,587)	$(102,286)

Loss Per Share (Basic and Diluted)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding (Basic and Diluted)	75,084,347	60,035,600	59,720,600

See notes to financial statements

NORTHSTAR ELECTRONICS, INC.

Statements of Changes in Stockholders’ Deficit

Years Ended December 31

(US Dollars)

	Number of Shares	Par Value	Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Preferred Shares	Total Stockholders’ Deficit

Balance December 31, 2011	53,377,824	$5,338	$7,058,546	$4,038,898	$(12,780,130)	$409,299	$(1,268,049)
Net loss	-	-	-	(583,000)	(281,013)	-	(864,013)
Issued for cash	1,805,554	181	39,819	-	-	-	40,000
Issued for consulting and services	6,784,400	678	164,660	-	-	-	165,338
Issued to settle debt	4,000,000	400	199,600	-	-	-	200,000
Settlement of discontinued business	5,000,000	500	582,500	-	-	-	583,000
Correction	407,401	41	(41)	-	-	-	-
Balance December 31, 2012	71,375,179	$7,138	$8,045,084	$3,455,898	(13,061,143)	$409,299	$(1,143,724)
Net loss	-	-	-	-	(102,286)	-	(102,286)
Converted to preferred	(1,933,332)	(193)	(46,717)	-	-	46,910	-
Issued to settle loan	700,000	70	27,930	-	-	-	28,000
Issued to settle account payable	630,000	63	25,137	-	-	-	25,200
Balance December 31, 2013	70,771,847	$7,078	$8,051,434	$3,455,898	$(13, 163,429)	$456,209	$(1,192,810)
Net loss	-	-	-	-	(75,587)	-	(75,587)
Balance, December 31, 2014	70,771,847	$7,078	$8,051,434	$3,455,898	$(13,239,016)	$456,209	$(1,268,397)

Issued for cash	8,625,000	862	54,138	-	-	-	55,000
Net loss	-	-	-	105,779	(108,456)	-	(2,677)
Balance, December 31, 2015	79,396,847	$7,940	8,105,572	3,561,677	$(13,347,472)	$456,209	(1,216,074)

See notes to financial statements

NORTHSTAR ELECTRONICS, INC.

Statements of Cash Flows

Years Ended December 31

(US Dollars)

	2015	2014	2013

Operating Activities
Net gain (loss)	$(2,677)	$(75,587)	$(102,286)
Items not involving cash:
Settlement of account payable	(105,779)	-	-
Services paid with common stock	-	-	25,200
Loss on discontinued business	-	-	-
Equity based compensation	-	-	-
Changes in Non-Cash Working Capital:
Accounts receivable	-	-	-
Prepaid expenses	-	-	-
Accounts payable and accrued liabilities	12,500	25,000	25,000
Deferred revenue	-	-	-
Cash Used in Operating Activities	(95,956)	(50,587)	(52,086)

Investing Activities
Deferred contract costs	-	-	-
Acquisition of equipment	-	-	-
Cash Used in Investing Activities	-	-	-

Financing Activities
Issuance of share capital for cash	55,000	-	-
Loan advances	2,642	20,000	-
Long term financing	-	-	-
Advances from directors	44,778	47,389	52,566
Cash Provided by Financing Activities	102,420	67,389	52,566

Effect of Foreign Currency Translation on Cash	-	-	-

Increase (Decrease) in Cash and Cash equivalents	6,464	16,802	480
Cash and Cash Equivalents, Beginning	17,288	486	6
Cash and Cash Equivalents, Ending	$23,752	$17,288	$486

Supplemental Information
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-
Common stock issued for debt	$-	$-	$-

See notes to financial statements

NORTHSTAR ELECTRONICS, INC.

Notes to Financial Statements

Years Ended December 31, 2015 and 2014

(US Dollars)

1.  NATURE OF OPERATIONS AND GOING CONCERN

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

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will be able to continue as a going-concern and contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As at December 31, 2015 the Company incurred a net loss from operations of $108,456 (2014: $75,587 and 2013: $102,286) and had a working capital deficiency of $1,216,074 (2014: $1,268,397 and 2013: $1,192,810).

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

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

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

j. Government assistance

The Company’s subsidiaries have been awarded research and development assistance under certain Government of Canada assistance programs.  Amounts received or receivable under these programs are recorded as other income at the time the amounts are approved for payment by the government agency.  Advances for expenses which the Company has yet to incur are also included in deferred revenue (2015 - $0: 2014 - $0: 2013 - $0).

k. Foreign currency translation

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

l. Other comprehensive income (loss)

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

m. Use of estimates

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

n. Income taxes

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

o. Net loss per share before comprehensive income

Net loss per share calculations are based on the weighted average number of common shares outstanding during the year.  Diluted loss per share is not shown as the effects of the outstanding stock options and warrants are anti-dilutive.

p. Shipping and handling costs

Shipping and handling costs are recognized as incurred and included in Cost of Sales in the consolidated statement of operations and comprehensive loss.

q. Warranties

Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims.

r. Equity-based compensation

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

s. Fair value measurements

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

t. Recently adopted accounting pronouncements

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

t. Recently adopted accounting pronouncements, continued

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

This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard became effective on January 1, 2011 and had no material impact on the Company.

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

t. Recently adopted accounting pronouncements, continued

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

4. CONCENTRATIONS AND ECONOMIC DEPENDENCE

For the years ended December 31, 2015 and 2014 the Company has discontinued its operations and had no accounts receivable. All of the Company’s assets and liabilities are located in Canada.

5. LOANS PAYABLE

	2015	2014	2013
Demand loans	$407,349	$404,704	$384,704
Repayable government assistance	-	-	-
Interest payable	16,927	16,927	16,927
	$424,276	$421,631	$401,631

The demand loans are unsecured with no fixed terms of repayment.

6. RELATED PARTY TRANSACTIONS

a.

The amounts due to directors have no specific terms of repayment and are subordinated to amounts due to ACOA (note 7).

b.

The Company accrued management fees payable of $50,000 in total to a director of the Company for his services as an officer of the Company (2014: $50,000 and 2013: $50,000).

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

	2015	2014
Expected dividend yield	-	-
Forfeiture rate	-	-
Volatility	30.00%	30.00%
Risk free interest rate	2.70%	2.70%
Expected average life	2.5 year	2.5 year
Fair Value of options granted	n/a	n/a

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

Stock option activity for the years ended December 31, 2011 and 2010 are as follows:

	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price

Balance December 31, 2013	50,000	$0.50	$0.50
Granted during the year	-	-	-
Cancelled/Expired	-	-	-

Balance December 31, 2014	50,000	$0.50	$0.50
Granted during the year	-	-	-
Cancelled/Expired	(50,000)	$0.50	$0.50
Balance December 31, 2015	-	-	-

8. STOCK OPTIONS (continued)

As at December 31, 2015 the outstanding stock options granted to directors, employees and others are as follows:

	Exercise	Number of Shares
Expiry Date	Price	2015	2014

March 31, 2015	$0.50	-	50,000

Total outstanding and exercisable	-	-	50,000
Weighted average outstanding life of options (years)	-	-	1.16

Warrants

	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price

Balance December 31, 2013	1,015,526	$0.15 - $0.75	$0.64
Granted during the year	-	-	-
Exercised during the year	-	-	-

Balance December 31, 2014	1,015,526	$0.15 - $0.75	$0.64
Granted during the year	-	-	-
Exercised during the year	-	-	-
Balance December 31, 2015	1,015,526	$0.15 - $0.75	$0.64

As at December 31, 2015 the outstanding warrants are as follows:

	Exercise	Number of Shares
Expiry Date	Price	2015	2014

Open	$ 0.50	389,170	389,170
Open	$0.75	389,170	389,170
Open	$0.15	185,586	185,586
Open	$ 0.25	51,600	51,600

Total outstanding and exercisable		1,015,526	1,015,526
Weighted average outstanding life of options (years)		Open	Open

8. STOCK OPTIONS (continued)

In 2005, the Company issued 389,170 Class A warrants exercisable at $0.50 per share and 389,170 Class B warrants exercisable at $0.75 per share.  The Class A and Class B warrants expire six months after the closing bid price for the common stock of the Company has been over $0.65 and $1.00 per share respectively for five consecutive trading days.

In 2008, the Company issued 51,600 warrants exercisable at $0.25 per share.

9. INCOME TAXES

Income taxes vary from the amount that would be computed by applying the estimated combined statutory income tax rate (34%) for the following reasons:

	2015	2014
(Loss) earnings before income taxes	$(677)	$(1,807,955)
Income tax rate	34%	34%

Expected income tax expense (recovery) based on above rates	(230)	(614,704)
Increase (decrease) due to:
Impact of lower statutory tax rates on foreign subsidiaries	--	73,000
Non-deductible expenses	--	100,000
Other permanent differences	--	(50,000)
Effect of expiry of losses	--	400,000
Change in valuation allowance	230	91,704
Provision for income taxes	$--	$--

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company's carried losses for income tax purposes are $7,311,774, which may be carried forward to apply against future income tax, expiring between 2026 and 2030.  The future tax benefit of these loss carry-forwards has been offset with a full valuation allowance.  These losses expire as follows:

2026	681,591
2027	718,441
2028	1,791,899
2029	1,039,431
2030	1,272,447
2031	1,807,955
$7,311,774

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

The Company did not file its U.S. federal income tax returns, including, without limitation, information returns on Internal Revenue Service (“IRS”) Form 5471, Information Return of U.S. Persons With Respect to Certain Foreign Corporations for the years ended December 31, 2007 through 2015. Failure to furnish any information with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to certain civil penalties.

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

In addition, because the Company did not generate any income in the United States or otherwise have any U.S. taxable income, the Company does not believe that it owes U.S. federal income taxes in respect to any transactions that the Company or any of its subsidiaries may have engaged in through December 31, 2015. However, there can be no assurance that the IRS will agree with the position, and therefore the Company ultimately could be held liable for U.S. federal income taxes, interest and penalties.

10. COMMON STOCK

During the year ended December 31, 2015, the Company issued 8,625,000 common shares for cash of $55,000 pursuant to a private placement. No shares were issued during the comparative year ended December 31, 2014.

10. COMMON STOCK (continued)

Preferred Shares

Issued for cash:

The preferred shares bear interest at 10% per annum paid semiannually not in advance and are convertible to shares of common stock of the Company after two years from receipt of funds at a 20% discount to the then current market price of the Company’s common stock. The preferred shares may be converted after six months and before two years under similar terms but with a 15% discount to market. During the period from 2008 thru March 31, 2016 the Company had received an accumulated total of $456,209 for 535,496 preferred shares.

11. LOSS PER SHARE

The potentially dilutive securities that were excluded from the earnings (loss) per share calculation consist of stock options with an exercise price greater than the average market price of the Common Shares.  1,015,526 shares were potentially dilutive in 2015 (2014: 1,065,526).

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

NOTE 13. REPORTING ISSUER REQUIREMENTS

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

For the year ended December 31, 2015 management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), an Internal Control - Integrated Framework issued in 1992, to evaluate the effectiveness of our internal control over financial reporting.

Management’s Assessment of the Effectiveness of Internal Controls over Financial Reporting as of December 31, 2015

Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that our internal control over financial reporting was effective as of December 31, 2015, with the exception that the Company has not met its reporting requirements and is delinquent in is filings due to its poor financial condition.

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

Factors Considered in Determining Effectiveness of Internal Controls and Procedures

Our President/Chief Executive Officer/Chief Financial Officer, has evaluated the effectiveness of our internal controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2015.

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

Management’s Assessment of the Effectiveness of Disclosure Controls over Financial Reporting as of December 31, 2015

Management conducted an evaluation of the effectiveness of our disclosure control over financial reporting and determined that our disclosure control over financial reporting was not effective as of December 31, 2015. Procedures and controls regarding complying with disclosure reporting requirements was not adequate in that the affirmation regarding disclosure controls and procedures did not meet the technical SEC and Sarbanes Oxley requirements. In the future, management will review the form of the 10-K to ensure that the affirmations meet the disclosure affirmation requirements and the internal control affirmation requirements. Measures have been taken to ensure this weakness in disclosure controls is remedied, principally by input from the Company’s legal securities counsel with respect to the disclosure obligations of the Company and from adequate allocation of resources.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act

Name of Director	Age	Office
Wilson Russell, PhD	70	President and Principal Financial Officer

Item 10. Executive compensation

During the year 2015 the Company paid or accrued as payable $50,000 (2014 $50,000; 2013 $50,000) to Wilson Russell, the Company’s President, for his services.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Class	Name and Address	Number of Shares	Percentage of Shares*

Common	Wilson Russell	9,014,721	11.35%
	3959 36th Ave. W
	Vancouver, B.C.
	Canada V6N 2S7

Common	All officers and directors as a group:	9,014,721	11.35%

*Based on 79,396,847 shares of common stock issued and outstanding December 31, 2015

Item 12. Certain Relationships and Related Transactions

None

Item 13. Exhibits and Reports on Form 8-K

No change in exhibits since previous filing.

No Form 8K was filed during the fourth quarter of 2015.

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

Northstar Electronics, Inc.

(Registrant)

By (Signature and Title):	/s/ WILSON RUSSELL
Date May 20, 2016	Wilson Russell, PhD,
Chief Executive Officer and Chief Financial Officer