Form 10-Q
period 2016-03-31
NORTHSTAR ELECTRONICS INC
filed 2016-05-23
CIK 1082027

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2016

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Balance Sheets

(US Dollars)

	March 31, 2016	December 31, 2015
	unaudited	audited
Assets

Current
Cash and cash equivalents	$4,822	$23,752
Prepaid expenses	0	0
	4,822	23,752

Total assets	$4,822	$23,752

Liabilities

Current
Accounts payable and accrued liabilities	$322,069	$315,816
Loans payable	424,276	424,276
Due to Directors	507,146	499,734
	1,253,491	1,239,826

Long-term debt	0	0

	1,253,491	1,239,826

Stockholders’ Deficit
Authorized:
100,000,000 Common shares with a par value of $0.0001 each
20,000,000 Preferred shares with a par value of $0.0001 each
Issued and outstanding:
79,396,847 Common shares (79,396,847– December 31, 2015)	7,940	7,940
535,496 Preferred series A shares (535,496 – December 31, 2015)	456,209	456,209
Additional paid-in capital	8,105,572	8,105,572
Accumulated other comprehensive income (loss)	134,035	134,035
Loss on discontinued operations	(4,072,359)	(4,072,359)
Contingency reserve	7,500,000	7,500,000
Accumulated deficit	(12,780,130)	(12,780,130)
Deficit accumulated in the development stage	(599,936)	(567,342)
	(1,248,669)	(1,216,074)
	$4,822	$23,752

See notes to the consolidated financial statements

Nature of operations and going concern (note 1) Contingent liabilities (note 3)

NORTHSTAR ELECTRONICS, INC.

Consolidated Statements of Operations

Three Months Ended March 31, 2016 and 2015

Unaudited

U.S.Dollars

	2016	2015

Revenue	$0	$0
Cost of goods sold	0	0

Gross margin	0	0

Expenses
Administration	6,250	8,300
Financial consulting	0	0
Finance fees	0	0
Professional fees	0	0
Management	12,500	12,500
Stock based compensation	0	0
Rent	0	0
Investor relations	0	0
Office	11,845	8,266
Travel and business development	0	2,926
	32,595	31,992

Net loss from operations before other items	(32,595)	(31,992)

Other Items:
Loss from discontinued operations	0	0

Net loss for the period	$(32,595)	$(31,992)

Net (loss) per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	79,396,847	70,771,847

See notes to the consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Statement of Changes in Stockholders’ Equity

Three Months Ended March 31, 2016

Unaudited

U.S. Dollars

	Number of Shares	Par Value	Additional Paid-In Capital	Other Compre-hensive Income (Loss)	Accumulated Deficit	Preferred Shares	Total Stockholders’ Deficit

Balance December 31, 2015	79,396,847	$7,940	$8,105,572	$3,561,676	$(13,347,471)	$456,209	$(1,216,074)

Issuance of common stock	0	0	0	0	0	0	0
Net loss for three months	0	0	0	0	(32,595)	0	(32,595)
Balance March 31, 2016	79,396,847	$7,940	$8,105,572	$3,561,676	$(13,380,066)	$456,209	$(1,248,669)

See notes to the consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2016 and 2015

Unaudited

U.S.Dollars

	2016	2015

Operating Activities
Net income (loss)	$(32,595)	$(31,992)
Adjustments to reconcile net income (loss) to net cash used by operating activities
Non cash items:
Amortization	0	0
Equity based compensation	12,500	12,500
Changes in operating assets and liabilities	6,253	6,250
Net cash (used) provided by operating activities	(13,842)	(13,242)

Investing Activities
Property and equipment	0	0
Net cash (used) provided by investing activities	0	0

Financing Activities
Issuance of common shares for cash (net of costs)	0	0
Loans payable	0	1,646
Increase (repayment) of long term debt	0	0
Advances from (repayment to) directors	(5,088)	(2,082)
Net cash (used) provided by financing activities	(5,088)	(436)

Effect of foreign exchange on translation	0	0

Inflow (outflow) of cash	(18,930)	(13,678)
Cash, beginning of period	23,752	17,288

Cash, end of period	$4,822	$3,610

Supplemental information
Interest paid	$0	$0
Shares issued for services	$0	$0
Shares issued to settle director’s loan	$0	$0
Corporate income taxes paid	$0	$0

See notes to the consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2016

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

These unaudited consolidated interim financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information, are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s December 31, 2015 Form 10-K and amendments.

In the opinion of the Company’s management, this consolidated interim financial information reflects all adjustments necessary to present fairly the Company’s consolidated financial position at March 31, 2016 and the consolidated results of operations and the consolidated cash flows for the three months then ended. The Company is in the process of regenerating its operations.

The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months to March 31, 2016 the Company incurred a net loss of $32,595 and at March 31, 2016 had a working capital deficiency (an excess of current liabilities over current assets) of $1,248,669 (December 31, 2015: $1,216,074. The Company is contingently liable for approximately $7,500,000 to repay assistance received under the Atlantic Innovation Fund (see also note 3).

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

2.  SHARE CAPITAL

COMMON STOCK

No common shares were issued during the three months ended March 31, 2016.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial information for the three month periods ended March 31, 2016 and March 31, 2015 prepared by management and the consolidated financial statements for the twelve months ended December 31, 2015 as presented in the Form 10K as filed.

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

Results of Operations

Comparison of the three months ended March 31, 2016 with the three months ended March 31, 2015.

Revenue from sales for the three month period ended March 31, 2016 are reported as $0 compared to $0 revenue from sales recorded during the same period of the prior year.

The net loss for the three-month period ended March 31, 2016 was $32,595 compared to a net loss of $31,992 for the three months ended March 31, 2015. The increase in net loss was in part due to the fact the Company incurred additional office and administration expense as we worked to reorganize the Company after the write off of its previous ventures.

Comparison of Financial Position at March 31, 2016 with March 31, 2015

The Company’s working capital deficiency at March 31, 2016 was $1,248,669 with current liabilities of $1,253,491 which are in excess of current assets of $4,822. At December 31, 2015 the Company had a working capital deficiency of $1,216,074. See also contingent liabilities, note 3 to the financial statements for the three months ended March 31, 2016.

Critical Accounting Policies and Estimates

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our annual financial statements at December 31, 2015. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

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

Liquidity and Capital Resources

Cash outflow for the first quarter ended March 31, 2016 was $(13,842) compared to an outflow of cash of $(13,242) in the comparative prior quarter March 31, 2015. In the quarter, the Company received $0 ($0 in the comparative prior quarter) from equity funding and received $0 (received $0 in the comparative quarter) long term debt leaving cash on hand at March 31, 2016 of $4,822 compared to cash on hand of $23,752 at December 31, 2015 and $3,910 at March 31, 2015. Until the Company receives revenues from new contracts it will be dependent upon equity and loan financings to compensate for the outflow of cash anticipated from operations.

At this time, no commitment for funding has been made to the Company.

The Company’s continued operations are dependent upon obtaining revenues from outside sources or raising additional funds through debt or equity financing.

Item 3. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures

Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the date of this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer has concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner. The disclosure controls were not effective at December 31, 2015 as the Company was delinquent in its filings at that time..

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

Item 4. Submission of Matters to a Vote of Security Holders.

At an extraordinary general meeting of shareholders held March 30, 2016 a motion was passed to increase the Company’s Authorized Capital to 220,000,000 (two hundred twenty million) shares consisting of 200,000,000 (two hundred million) common shares and 20,000,000 (twenty million) preferred shares

Item 5. Other Information.

No change since previous filing

Item 6. Exhibits

No change since previous filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 23, 2016	Northstar Electronics, Inc.
(Registrant)

By: /s/ Wilson Russell
Wilson Russell, PhD, President and Chief Financial Officer