Form 10-Q
period 2016-06-30
NORTHSTAR ELECTRONICS INC
filed 2016-08-15
CIK 1082027

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2016

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes [  ] No[  ]  Not Applicable [X]

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common shares as of July 30, 2016: 83,506,767

Transitional Small Business Disclosure Format (check one): Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Balance Sheets

(US Dollars)

	June 30, 2016	December 31, 2015
	unaudited	audited
Assets

Current
Cash and cash equivalents	$3,887	$23,752
Prepaid expenses	--	--
	3,887	23,752

Total assets	$3,887	$23,752

Liabilities

Current
Accounts payable and accrued liabilities	$454,319	$315,816
Loans payable	404,276	424,276
Due to Directors	519,395	499,734
	1,377,990	1,239,826

Long-term debt	--	--

	1,377,990	1,239,826

Stockholders’ Deficit
Authorized:
200,000,000 Common shares with a par value of $0.0001 each
20,000,000 Preferred shares with a par value of $0.0001 each
Issued and outstanding:
83,506,767 Common shares (79,396,847 - December 31, 2015)	8,351	7,940
515,621 Preferred series A shares (535,496 - December 31, 2015)	421,209	456,209
Additional Paid-in Capital	8,177.024	8,105,572
Accumulated Other Comprehensive Income (Loss)	134,035	134,035
Loss on discontinued operations	(4,072,358)	(4,072,359)
Contingency reserve	7,500,000	7,500,000
Accumulated Deficit	(12,780,130)	(12,780,130)
Deficit accumulated in the development stage	(762,234)	(567,342)
	(1,374,103)	(1,216,074)
	$3,887	$23,752

See notes to the consolidated financial statements

Nature of operations and going concern (note 1) Contingent liabilities (note 3)

NORTHSTAR ELECTRONICS, INC.

Consolidated Statements of Operations

Three and Six Months Ended June 30, 2016 and 2015

Unaudited

U.S. Dollars

	Three Months		Six Months
	2016	2015	2016	2015

Revenue	$--	$--	$--	$--
Cost of goods sold	--	--	--	--

Gross margin	--	--	--	--

Expenses
Salaries	--	--	--	--
Management fees	12,500	12,500	25,000	25,000
Administrative fees	6,250	6,250	12,500	14,550
Professional fees	5,625	--	13,500	--
Foreign exchange	371	(651)	300	(651)
Engineering research and development	84,000	--	84,000	--
Investor relations	2,050	--	2,050	--
Marketing and sales	42,000	--	42,000	--
Office and administration	7,138	3,664	11,179	11,930
Travel and business development	--	--	--	2,926
Total expenses	159,934	21,763	190,529	53,755

Net loss for the period	$(159,934)	$(21,763)	$(190,529)	$(53,755)
Interest expense	(4,364)	-	(4,364)	-
Comprehensive (loss) for the period	(164,298)	(21,763)	(194,893)	(53,755)

Net (loss) per share	$(0.00)	$(0.01)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	80,751,807	70,771,847	80,074,327	70,771,847

See notes to the consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Statement of Changes in Stockholders’ Equity

Six Months Ended June 30, 2016

Unaudited

U.S. Dollars

	Number of Shares	Par Value	Additional Paid-In Capital	Other Compre-hensive Income (Loss)	Accumulated Deficit	Preferred Shares	Total Stockholder Deficit

Balance December 31, 2015	79,396,847	$7,940	$8,105,572	$3,561,676	$(13,347,471)	$456,209	$(1,216,074)

Issuance of common stock
For cash	2,678,520	268	32,232	-	-	-	32,500
Conversion of preferred	1,431,400	143	39,220	1	(4,364)	(35,000)	-
Net loss for six months	-	-	-	-	(190,529)	-	(190,529)
Balance June 30, 2016	83,506,767	$8,351	$8,177,024	$3,561,677	$(13,542,364)	$421,209	$(1,374,103)

See notes to the consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2016 and 2015

Unaudited

U.S. Dollars

	2016	2015

Operating Activities
Net income (loss)	$(194,893)	$(53,755)
Adjustments to reconcile net income (loss) to net cash used by operating activities
Equity based compensation	25,000	25,000
Issuance of common stock for interest expense	4,364	--
Changes in accounts payable	138,503	12,500
Net cash (used) provided by operating activities	(27,026)	(16,255)

Investing Activities
Property and equipment	--	--
Net cash (used) provided by investing activities	--	--

Financing Activities
Issuance of common shares for cash (net of costs)	32,500	--
Loans payable	(20,000)	2,645
Advances from (repayment to) directors	(5,339)	(2,895)
Net cash (used) provided by financing activities	7,161	(250)

Effect of foreign exchange on translation	--	--

Inflow (outflow) of cash	(19,865)	(16,505)
Cash, beginning of period	23,752	17,288

Cash, end of period	$3,887	$783

Supplemental information
Interest paid	$0	$0
Shares issued for prepaid expense	$0	$0
Shares issued for loan repayment	$0	$0
Corporate income taxes paid	$0	$0

See notes to the consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2016

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

In the opinion of the Company’s management, this consolidated interim financial information reflects all adjustments necessary to present fairly the Company’s consolidated financial position at June 30, 2016 and the consolidated results of operations and the consolidated cash flows for the three and six months then ended. The Company is in the process of regenerating its operations in the aviation field.

The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months to June 30, 2016 the Company incurred a net loss of $194,893 and at June 30, 2016 had a working capital deficiency (an excess of current liabilities over current assets) of $1,374,103 (December 31, 2015: $1,216,074. The Company is contingently liable for approximately $7,500,000 to repay assistance received under the Atlantic Innovation Fund (see also note 3).

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

2.  SHARE CAPITAL

COMMON STOCK

During the three months ended June 30, 2016 the Company issued the following common shares of stock:

-

1,278,520 shares for cash of $12,500

-

1,400,000 shares for cash of $20,000

-

1,400,000 shares for conversion of 19,875 preferred shares valued at $35,000

-

31,400 shares for $4,364 interest expense

PREFERRED STOCK

Issued for cash:

The preferred shares bear interest at 10% per annum paid semiannually not in advance and are convertible to shares of common stock of the Company after two years from receipt of funds at a 20% discount to the then current market price of the Company’s common stock. The preferred shares may be converted after six months and before two years under similar terms but with a 15% discount to market. At June 30, 2016 the Company had 515,621 preferred shares outstanding valued at $421,209.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial information for the six month periods ended June 30, 2016 and June 30, 2015 prepared by management and the consolidated financial statements for the twelve months ended December 31, 2015 as presented in the Form 10K as filed.

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

The Company’s Services

We continue to move in a new direction whereby we intend to build our own systems in the civilian aviation sector. We believe that this affords improved control over our business outcomes.

The Company is working on plans to obtain rights to a single engine turbo prop airplane with industrial applications. If successful, we intend to manufacture the airplane and market it internationally. We also intend to provide Maintenance, Repair and Overhaul (MRO) services in close proximity to customers. The Company’s wholly owned subsidiary, National Five Holding Ltd, is a 60% shareholder of Northstar Sealand Enterprises Ltd (NSEL). The constituent parts of NSEL have experience in working on certified commercial aircraft and government military contracts, and have access to an established aircraft parts manufacturing facility.

Results of Operations

Comparison of the three and six months ended June 30, 2016 with the three and six months ended June 30, 2015:

Gross revenues from all sources for the three month period ended June 30, 2016 were $0 compared to $0 in the comparative prior three month period. Gross revenues from all sources for the six month period ended June 30, 2016 were $0 compared to $0 in the comparative prior six month period. The Company has not generated revenue as it continues to reorganize its business.

The net loss for the three month period ended June 30, 2016 was $(164,298) compared to a net loss of $(53,755) for the three months ended June 30, 2015.  The increase in net loss for the three and six month period was in part due to the fact the Company incurred engineering expenses related to its venture  development  and sales/marketing expense in determining market acceptance of its venture.

Comparison of Financial Position at June 30, 2016 with December 31, 2015

The Company’s working capital deficiency increased at June 30, 2016 to $1,374,103 with current liabilities of $1,377,990 which are in excess of current assets of $3,887. At December 31, 2015 the Company had a working capital deficiency of $1,216,074. See also contingent liabilities, note 3 to the financial statements for the six months ended June 30, 2016.

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

Liquidity and Capital Resources

Cash outflow from operations for the six months ended June 30, 2016 was $(27,026) compared to an outflow of cash of $(16,255) in the comparative prior six months ended June 30, 2015. During the current period, the Company received $32,500 ($0 in the comparative prior period) from equity funding and received $0 (received $0 in the comparative period) long term debt leaving cash on hand at June 30, 2016 of $3,887 compared to cash on hand of $23,752 at December 31, 2015. Until the Company receives revenues from new contracts it will be dependent upon equity and loan financings to compensate for the outflow of cash anticipated from operations.

At this time, no commitment for funding has been made to the Company.

The Company’s continued operations are dependent upon obtaining revenues from outside sources or raising additional funds through debt or equity financing.

Item 3. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures

Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the date of this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer has concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner. The disclosure controls were effective at June 30, 2016.

(b)  Changes in internal controls

There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their most recent evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

No change since previous filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2016 the Company issued the following shares of common stock:

-

1,278,520 shares for cash of $12,500

-

1,400,000 shares for cash of $20,000

-

1,400,000 shares for conversion of  19,875 preferred shares valued at $35,000

-

31,400 shares for $4,364 interest expense

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

August 10, 2016	Northstar Electronics, Inc.
(Registrant)

By: /s/ Wilson Russell
Wilson Russell, PhD, President and Chief Financial Officer