Form 10-Q
period 2016-09-30
NORTHSTAR ELECTRONICS INC
filed 2016-11-14
CIK 1082027

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ______ to ______

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes [  ]  No [  ] Not Applicable

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. Common shares as of October 30, 2016: 86,252,790

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited - Prepared by management

NORTHSTAR ELECTRONICS, INC.

Consolidated Balance Sheets

U.S. Dollars

	September 30 2016	December 31 2015
	unaudited	audited
Assets

Current
Cash and cash equivalents	$13,965	$23,752
Prepaid expenses	-	-
	13,965	23,752
Equipment	-	-

	$13,965	$23,752

Liabilities

Current
Accounts payable and accrued liabilities	$523,318	$315,816
Loans payable	665,074	424,276
Due to Director	287,285	499,734
	1,475,677	1,239,826
Long-term debt	-	-

	1,475,677	1,239,826

Stockholders’ Deficit
Authorized:
100,000,000 Common shares with a par value of $0.0001 each 20,000,000 Preferred shares with a par value of $0.0001 each
Issued and outstanding:
86,252,790 Common shares (79,396,847 - December 31, 2015)	8,625	7,940
515,621 Preferred series A shares (535,496 - December 31, 2015)	421,209	456,209
Additional paid-in capital	8,206,750	8,105,572
Accumulated other comprehensive income (loss)	134,035	134,035
Loss on discontinued operations	(4,072,358)	(4,072,358)
Contingency reserve	7,500,000	7,500,000
Accumulated deficit	(12,780,130)	(12,780,130)
Deficit accumulated in the development stage	(879,843)	(567,342)
	(1,461,712)	(1,216,074)

	$13,965	$23,752

See notes to the unaudited interim consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2016 and 2015

Unaudited

U.S.Dollars

	Three Months		Nine Months
	2016	2015	2016	2015

Sales	$-	$-	$-	$-
Cost of goods sold	-	-	-	-

Gross margin	-	-	-	-

EXPENSES
Management	30,000	12,500	55,000	37,500
Administration	15,000	6,250	27,500	20,800
Professional fees	-	-	13,500	-
Foreign exchange	57	(991)	357	(1,642)
Engineering research and development	36,000	-	120,000	-
Investor relations	925	-	2,975	-
Marketing and sales	18,000	-	60,000	-
Office and administration	3,626	3,610	9,723	15,540
Filing fees and transfer agent	14,000	-	19,082	-
Travel and business development	-	2,029	-	4,955
Total expenses	117,608	23,398	308,137	77,153

Net loss for period	(117,608)	(23,398)	(308,137)	(77,153)
Interest expense	-	-	(4,364)	-
Comprehensive loss for the period	$(117,608)	$(23,398)	$(312,501)	$(77,153)

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	85,319,142	70,771,847	81,659,308	70,771,847

See notes to the consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Statement of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2016

Unaudited

U.S. Dollars

	Number of Shares	Par Value	Additional Paid-In Capital	Other Compre-hensive Income (Loss)	Accumulated Deficit	Preferred Shares	Total Stockholder Deficit

Balance December 31, 2015	79,396,847	$7,940	$8,105,572	$3,561,676	$(13,347,471)	$456,209	$(1,216,074)

Issuance of common stock
For cash	5,424,543	542	61,958	-	-	-	62,500
Conversion of preferred	1,431,400	143	39,220	1	(4,364)	(35,000)	(1)
Net loss for six months	-	-	-	-	(308,137)	-	(308,137)
Balance September 30, 2016	86,252,790	$8,625	$8,206,750	$3,561,677	$(13,659,972)	$421,209	$(1,461,712)

See notes to the consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2016 and 2015

Unaudited

U.S.Dollars

	2016	2015
Operating Activities
Net income (loss)	$(312,501)	$(77,153)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Equity based compensation	55,000	37,500
Issuance of common stock for interest	4,364	-
Changes in accounts payable	207,502	18,750
Net cash (used) provided by operating activities	(45,635)	(20,903)

Investing Activities
Property and equipment disposal (purchase)	-	-
Net cash (used) provided by investing activities	-	-

Financing Activities
Issuance of common shares for cash (net of costs)	62,500	-
Loans payable	(20,000)	52,645
Advances from (repayment to) directors	(6,652)	(1,729)
Net cash (used) provided by financing activities	35,848	50,916

Effect of foreign exchange on translation	-	-

Inflow (outflow) of cash	(9,787)	30,013
Cash, beginning of period	23,752	17,288

Cash, end of period	$13,965	$47,301

Supplemental information
Interest paid	$-	$-
Shares issued for prepaid expense	$-	$-
Shares issued for loan repayment	$-	$-
Shares issued for services	$-	$-
Corporate income taxes paid	$-	$-

See notes to the consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2016

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

In the opinion of the Company’s management, this consolidated interim financial information reflects all adjustments necessary to present fairly the Company’s consolidated financial position at September 30, 2016 and the consolidated results of operations and the consolidated cash flows for the three and nine months then ended. The Company is in the process of regenerating its operations.

The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year. The accompanying consolidated interim financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months to September 30, 2016 the Company incurred a net loss of $302,501 and at September 30, 2016 had a working capital deficiency (an excess of current liabilities over current assets) of $1,461,712 (December 31, 2015 deficiency of: $1,216,074. The Company is contingently liable for approximately $7,500,000 to repay assistance received under the Atlantic Innovation Fund.

(see also note 3)

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

2. SHARE CAPITAL

COMMON STOCK

During the nine months ended September 30, 2016, the following shares of common stock were issued:

•

1,278,520 shares for cash of $12,500

•

1,400,000 shares for cash of $20,000

•

1,400,000 shares for conversion of 19,875 preferred shares valued at $35,000

•

31,400 shares for $4,364 interest expense

•

1,720,184 shares of common stock were issued for cash of $15,000

•

444,444 shares of common stock were issued for cash of $10,000

•

581,395 shares of common stock were issued for cash of $5,000

PREFERRED STOCK

Issued for cash:

The preferred shares bear interest at 10% per annum paid semiannually not in advance and are convertible to shares of common stock of the Company after two years from receipt of funds at a 20% discount to the then current market price of the Company’s common stock. The preferred shares may be converted after six months and before two years under similar terms but with a 15% discount to market. At September 30, 2016 the Company held  $421,209 for 515,621 preferred shares.

3. CONTINGENCIES

The Company is contingently liable to repay $2,294,755 in assistance received by one of its subsidiaries under the Atlantic Innovation Fund, repayable annually at the rate of 5% of gross revenues from sales of products resulting from the subsidiaries research and development project. The Company became in default of this conditional loan, was unable to represent itself in Newfoundland court and ACOA was awarded a $7,500,000 judgment against the Company. The subsidiary generated negligible revenues from the program and the Company is in absolute disagreement with this outcome.

4. NEW ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial information for the three and nine month periods ended September 30, 2016 and September 30, 2015 prepared by management and the audited consolidated financial statements for the twelve months ended December 31, 2015 as presented in the Company’s Form 10K and amendments as filed.

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

The Company is working on plans to obtain rights to a single engine airplane with industrial applications. If successful, we intend to manufacture the airplanes and market them internationally and provide Maintenance, Repair and Overhaul (MRO) services in close proximity to customers. The Company’s wholly owned subsidiary, National Five Holding Ltd, is a 60% shareholder of Northstar Sealand Enterprises Ltd (NSEL). The constituent parts of NSEL have experience in working on certified commercial aircraft and government military contracts, and has access to an established aircraft parts manufacturing facility.

Results of Operations

Comparison of the three and nine months ended September 30, 2016 with the three and nine months ended September 30, 2015:

Gross revenues from all sources for the three month period ended September 30, 2016 were $0 compared to $0 in the comparative prior three month period.

Gross revenues from all sources for the nine month period ended September 30, 2016 were $0 compared to $0 in the comparative prior nine month period. In prior years the Company earned modest consulting fees as the Company continued to reorganize its business.

The net loss for the three month period ended September 30, 2016 was $(117,608) compared to a net loss of $(23,398) for the three months ended September 30, 2015.  The increase in net loss was in part due to the fact the Company incurred additional office and administration expense as we worked to reorganize the Company after the write off of its previous ventures and for engineering expense and marketing expense incurred to advance its current project .

Comparison of Financial Position at September 30, 2016 with December 31, 2015

The Company’s working capital deficiency increased at September 30, 2016 to $1,461,712 with current liabilities of $1,475,677 which are in excess of current assets of $13,965. At December 31, 2015 the Company had a working capital deficiency of $1,216,074. See also contingent liabilities, note 3 to the financial statements for the nine months ended September 30, 2016.

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

Liquidity and Capital Resources

Cash outflow for the nine months ended September 30, 2016 was $(45,635) compared to an outflow of cash of $(20,903) in the comparative prior nine months ended September 30, 2015. During the current period, the Company received $42,500 ($0 in the comparative prior period) from equity funding leaving cash on hand at September 30, 2016 of $13,965 compared to cash on hand of $23,752 at December 31, 2015. Until the Company receives revenues from new contracts it will be dependent upon equity and loan financings to compensate for the outflow of cash anticipated from operations.

At this time, no commitment for funding has been made to the Company.

The Company’s continued operations are dependent upon obtaining revenues from outside sources or raising additional funds through debt or equity financing.

Item 3. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures

Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the date of this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer has concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner. The disclosure controls were effective at September 30, 2016.

(b)  Changes in internal controls

There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their most recent evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

No change since previous filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Options Granted: Nil

Warrants Issued: Nil

Common Stock Issued:

•

1,278,520 shares for cash of $12,500

•

1,400,000 shares for cash of $20,000

•

1,400,000 shares for conversion of  19,875 preferred shares valued at $35,000

•

31,400 shares for $4,364 interest expense

•

1,720,184 shares of common stock were issued for cash of $15,000

•

444,444 shares of common stock were issued for cash of $10,000

•

581,395 shares of common stock were issued for cash of $5,000

Preferred Stock Subscribed: Nil

Item 3. Defaults Upon Senior Securities.

No change since previous filing.

Item 4. Submission of Matters to a Vote of Security Holders.

No change since previous filing.

Item 5. Other Information.

No change since previous filing.

Item 6. Exhibits.

No change since previous filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2016	Northstar Electronics, Inc.
(Registrant)

By: /s/ Wilson Russell
Wilson Russell, PhD, President and Chief Financial Officer