Form 10-K
period 2016-12-31
NORTHSTAR ELECTRONICS INC
filed 2017-04-18
CIK 1082027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (1) [ X ] Yes   [   ] No     (2) [X] Yes        [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Aggregate market value of voting common equity held by non-affiliates as of June 30, 2016:  $630,000 approximately

Aggregate market value of non-voting common equity held by non-affiliates as of June 30, 2016:  Not Applicable

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. Outstanding shares of common stock as of March 10, 2017: 86,252,790

Documents incorporated by reference: None

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

Because we have a net loss from operations of $535,288 for the year ended December 31, 2016 and have accumulated losses of $12,916,626 from inception, we face a risk of insolvency and we remain dependent on equity and debt financing to help pay operating costs and to help cover operating losses.  Business financing is being pursued.

The Company had previously been dependent on contract manufacturing which did not deliver long term positive financial results, as had been expected. We are, at present, working to develop a business area in the aerospace sector.   Our future is uncertain if we fail to develop this business area.  Please also refer to our December 31, 2016 year end audited financial statements and notes thereto.

The auditor’s report for our December 31, 2016 consolidated financial statements includes an additional paragraph that identifies conditions which raise doubt about our ability to continue as a going concern. The audited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Corporate History

The Company’s wholly owned subsidiary, Northstar Network Ltd., (NNL), had carried out defense, aerospace and homeland security contract manufacturing. NNL has been discontinued due to insufficient working capital, quality issues with suppliers and design changes made by the customer. The lack of capital funding was predominantly responsible for the shutdown of NNL’s operations.

Our second wholly owned subsidiary Northstar Technical Inc., (NTI), had been involved in underwater sonar sensors primarily related to the fishing industry. NTI has been discontinued due to several issues in the commercial fishing industry. The time taken for new technology developments using underwater communicating techniques was long. The timeframe for market introduction was also lengthy. Although NTI’s sonar system was initially a success in a fast changing industry, NTI could not keep up with the larger competitors’ products. The Company did not consummate the signing of a Letter of Intent to acquire a development stage company specializing in advanced sonar technologies and systems.

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

Research and Development:

The Company expended efforts during the year .in developing operational knowledge of the industrial single engine Turbo Prop airplane, conducting research into Supply Chain Management Systems applicable to  this project, carrying out market research in different geographical areas, in conducting research into the most efficient procedures to obtain the Type Certificate for the airplane and in developing the most cost effective ways to carry out production of the airplane.

DESIGN ENGINEERING AND CONTRACT MANUFACTURING

The Company has considerable experience in contract manufacturing and has produced electronic and mechanical systems under contract to defense and aerospace companies. Products were built according to designs provided by our customers for whom the Company provided production engineering, contract manufacturing of components, sourcing and procurement of parts, assembly of full systems, testing and shipping. For several contracts, the Company also was doing electronic and mechanical design work.

The Company’s former customers included Lockheed Martin MS2, Lockheed Martin Canada, Lockheed Martin Aeronautics and L-3.

NEW DIRECTION

We are now moving in a new direction whereby we intend to build our own systems in the civilian aviation sector. We believe that this affords improved control over the business outcomes compared to the contract manufacturing business.

The Company is working on plans to obtain worldwide rights to a single engine airplane with industrial applications. If successful, we intend to manufacture and market the airplane internationally and provide Maintenance, Repair and Overhaul (MRO) services in close proximity to customers. The Company’s wholly owned subsidiary, National Five Holding Ltd, is a 60% shareholder of Northstar Sealand Enterprises Ltd (NSEL). NSEL, has experience in working on certified commercial aircraft and government military contracts, and has access to an established aircraft assembly and parts manufacturing facility.

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

EMPLOYEES

As of December 31, 2016 the Company has a team of highly experienced consultants who provide administration, marketing and engineering services under contract.

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

The Company is liable to repay CAD$3,079,475 in assistance received from the Atlantic Canada Opportunity Agency (ACOA) by the Company’s two subsidiaries, Northstar Technical Inc. (NTI) and Northstar Network Ltd.(NNL). The Company, for reasons of expediency, became a cosigner of the agreements the subsidiaries had with ACOA. Subsequently, ACOA claimed that NTI and NNL were delinquent in their payments and, eventually, in early 2013 ACOA launched legal action in Newfoundland where the two subsidiaries had operated. The Company was not in a financial position at the time to launch a defense and ACOA received a judgment unopposed. The Company intends to approach ACOA .with an offer of settlement within the next several months.

Item 4. Submission of Matters to a Vote of Security Holders

There have been no changes since the previous filing.  The Company has filed with the SEC an SB-1 registration statement April 2000, an S-8 registration November 2000 and quarterly reports (form 10QSB) for June and September 2000 and for March, June and September 2001, 2002, 2003, 2004, 2005, 2006 and 2007, form 10Q’s for March, June and September 2008, 2009, 2010, 2011, 2012 - 2014 and 2015 and annual reports (form 10KSB) for December 31, 2000, 2001, 2002, 2003, 2004, 2005, 2006, 2007 and form 10K for 2008, 2009, 2010, 2011 and the years 2012 thru 2014 and for 2015.

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

The following discussion, comparison and analysis should be read in conjunction with the Company’s accompanying audited consolidated financial statements for the years ended December 31, 2016 and 2015 and the notes related thereto. The discussion of results, causes and trends should not be construed to infer conclusions that such results, causes or trends necessarily will continue in the future.

DISCUSSION

The following table sets forth for the years indicated items included in the Company’s consolidated statement of operations:

	2016	2015

Total revenue	$-	$-

Cost of goods sold	-	-

Gross margin	-	-

Expenses	535,288	(332,517)

Net income (loss)	$(535,288)	$332,517
Net income (loss) per share	$(0.01)	$(0.00)

During the years ended December 31, 2016 and 2015, the Company attempted to adequately recover from the loss of its contracts and to improve its internal systems and continued working toward attaining suitable new contracts.

A shortage of working capital in support of operations has been an issue as the Company took measures to provide that support. Sufficient capital was not raised and consequent business operations were kept at a minimum.

New financing opportunities were pursued during the 2016 and 2015 fiscal years. In 2014 and 2013, the Company generated nominal gross revenues of $10,526 and $7,410, respectively, from consulting work.

The Company experienced operating losses of $ 535,288 for 2016, and a gain of $332,517 for 2015 while maintaining an office and continuing its search for its next opportunity.

Discontinued NETMIND operations: the Company was unable to finance its operations and could not attract personnel to manufacture and market the NETMIND product.

Defense Sonar Development Contract Opportunity

Discontinued

Contract Manufacturing and System Integration

Although the Company remains open to carrying out work in contract manufacturing and system integration, we are not actively pursuing contracts at this time in those areas.

Results of Operations

Revenues decreased significantly in the years 2016 and 2015 resulting in negligible cash flow. The Company generated $0 in contract and $0 sales revenues during this period.

During 2016 the Company incurred costs of $180,000 on market assessments, type certificate matters, supply chain management planning, quality control, first assembly plans, follow-on production plans, and maintenance, repair and overall planning related to the acquisition of the worldwide rights to the single engine industrial Turbo Prop airplane.

Liquidity and Capital Resources

The Company used cash in operations of $(65,189) in 2016 compared to cash used by operations of $(51,178) in 2015 and $(3,198) in 2014. In 2016 the Company raised equity financing of $ 37,500. In 2015 the Company raised equity financing of $55,000 (2014: $0 and 2013: $0).

The Company’s working capital and capital requirements will depend on many factors, including the ability of the Company to obtain aircraft sales in order to generate sufficient funds to cover the current level of operating expenses. During the most recent fiscal year (2016) the Company increased its current debt by $483,042 (2015 decreased by $381,053).

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

The Company is liable to repay CAD$3,079,475 in assistance received from the Atlantic Canada Opportunity Agency (ACOA) by the Company’s two subsidiaries, Northstar Technical Inc. (NTI) and Northstar Network Ltd.(NNL). The Company, for reasons of expediency, became a cosigner of the agreements the subsidiaries had with ACOA. Subsequently, ACOA claimed that NTI and NNL were delinquent in their payments and, eventually, in early 2013 ACOA launched legal action in Newfoundland where the two subsidiaries had operated. The Company was not in a financial position at the time to launch a defense and ACOA received a judgment unopposed. The Company intends to approach ACOA .with an offer of settlement within the next several months.

The availability of sufficient future funds will depend to an extent on the timing of the expected acquisition of the rights to the single engine Turbo Prop airplane.. Accordingly, the Company will be required to issue securities to finance start-up and working capital requirements for the expected new aviation business and ongoing general business expansion. There can be no assurance whether or not such future financings will be available or on satisfactory terms.

Item 7. Financial Statements

NORTHSTAR ELECTRONICS, INC.

Index to Consolidated Financial Statements December 31, 2016 and 2015 (U.S. Dollars)

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

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Northstar Electronics, Inc.

We have audited the accompanying consolidated balance sheet of Northstar Electronics, Inc. (“the Company”) as at December 31, 2016, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' deficit and cash flow for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Company as at December 31, 2015 and the year then ended, before adjustments, were audited by other auditors whose report dated May 20, 2016, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company's internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2016, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

We also audited the adjustments described in Note 12 that were applied to restate the 2015 financial statements to correct errors. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2015 financial statements of the company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2015 financial statements taken as a whole.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, to date, the Company has reported losses since inception from operations and requires additional funds to meet its obligations and fund the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DMC

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, Canada

April 18, 2017

NORTHSTAR ELECTRONICS, INC.

Consolidated Balance Sheets

December 31

(US Dollars)	2016	2015 (Restated - Note 12)

Assets

Current
Cash	$6,078	$23,752
Prepaid expenses	7,292	-

Total Current Assets	13,370	23,752

Total assets	$13,370	$23,752

Liabilities

Current
Accounts payable and accrued liabilities (note 4)	$806,445	$576,614
Loans payable (note 5)	434,291	424,276
Due to directors (note 6)	314,550	238,936
Legal liability (notes 7 and 12)	2,706,869	2,539,287

Total Current Liabilities	4,262,155	3,779,113

Total Liabilities

Stockholders’ Deficit

Common Stock (note 10)
Authorized:
100,000,000 Common shares with a par value of $0.0001 each
20,000,000 Preferred shares with a par value of $0.0001 each
Issued and outstanding:
86,887,609 Common shares (79,396,847 - 2015	8,639	7,940
597,716 Preferred shares (617,590 - 2015)	436,209	456,209
Additional Paid-in Capital	8,194,737	8,105,572
Accumulated Deficit	(12,888,370)	(12,325,082)

Total Stockholders’ Deficit	(4,248,785)	(3,755,361)

Total Liabilities and Stockholders’ Deficit	$13,370	$23,752

See notes to consolidated financial statements

Nature of operations and going concern (note 1)

NORTHSTAR ELECTRONICS, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

Years Ended December 31

(US Dollars)

	2016	2015 (Restated -Note 12)
Expenses
Research and development	$120,000	$-
Travel, marketing and business development	60,000	4,926
Management fees (note 6)	85,000	50,000
Administration	42,500	27,050
Consulting	-	2,460
Rent and storage	6,223	-
Professional fees	25,530	6,250
Investor relations	5,390	-
Office and miscellaneous	6,568	20,634
Filing and transfer agent fees	12,239	-
Foreign exchange (gain) loss	68,564	(440,238)

Net Income (loss) before other items	(432,012)	328,918

Other items
Interest expense (Notes 7 and 10)	(103,274)	(102,180)
Gain on settlement of account payable	-	105,779
Net and comprehensive gain (loss)	$(535,288)	$332,517

Earnings (Loss) Per Share (Basic)	$(0.01)	$0.00
Earnings Per Share (Dilutive)	$-	$0.00

Weighted Average Number of Common Shares Outstanding (Basic and Diluted)	82,593,602	75,084,347

See notes to consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Statements of Changes in Stockholders’ Deficit

Years Ended December 31

(US Dollars)

	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Preferred Shares	Total Stockholders’ Deficit
Balance, December 31, 2014 (Restated - note 12)	70,771,847	$7,078	$8,051,434	$(12,657,599)	$456,209	$(4,142,878)
Issuance on conversion of preferred C shares (note 10)	8,625,000	862	54,138	-	-	55,000
Net income	-	-	-	332,517	-	332,517
Balance, December 31, 2015 (Restated -note 12)	79,396,847	7,940	8,105,572	(12,325,082)	456,209	(3,755,361)
Issuance for cash (note 10)	4,161,494	416	37,084	-	-	37,500
Issuance on conversion of preferred C shares (note 10)	1,747,435	125	19,875	-	(20,000)	-
Issuance for interest (note 10)	181,833	18	4,346	-	-	4,364
Issuance for goodwill (note 10)	1,400,000	140	27,860	(28,000)	-	-
Net loss	-	-	-	(535,288)	-	(535,288)
Balance, December 31,2016	86,887,609	$8,639	$8,194,737	$(12,888,370)	$436,209	$(4,248,785)

See notes to consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Statements of Cash Flows

Years Ended December 31

(US Dollars)

	2016	2015

Operating Activities
Net income (loss)	$(535,288)	$332,517
Items not involving cash:
Gain on settlement of account payable	-	(105,779)
Issuance of shares for interest	4,364	-
Foreign exchange loss (gain)	68,672	(440,238)
Changes in Non-Cash Working Capital:
Prepaid expenses	(7,292)	-
Accounts payable and accrued liabilities	229,829	12,500
Due to directors	75,614	44,778
Interest accrual	98,910	102,180
Cash Used in Operating Activities	(65,189)	(51,178)

Financing Activities
Issuance of share capital for cash	37,500	55,000
Loan advances	10,015	2,642
Cash Provided by Financing Activities	47,515	57,642

Increase (Decrease) in Cash	(17,674)	6,464
Cash, Beginning	23,752	17,288
Cash, Ending	$6,078	$23,752

Supplemental Information
Income taxes paid	$-	$-
Interest paid	$-	$-

Non-cash transactions
Common shares issued for interest	$4,364	$-
Common shares issued for goodwill	$28,000	$-

See notes to consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016 and 2015

(US Dollars)

1. NATURE OF OPERATIONS AND GOING CONCERN

Northstar Electronics Inc (the “Company”) was incorporated on May 11, 1998 in the state of Delaware. The Company is doing research and development on single engine aircrafts for business use.

The Company's business activities are conducted in Canada.  However, the financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) with all figures translated into United States dollars for financial reporting purposes.

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will be able to continue as a going-concern and contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2016 the Company incurred a net loss of $535,288 (2015: net income of $332,517) and had a working capital deficiency of $4,248,785 (2015: $3,755,361). Continuation as a going concern is dependent upon the ability of the company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management indends to obtain additional funding by issuing debt and equity financing.

2. SIGNIFICANT ACCOUNTING POLICIES

a. Cash and Cash Equivalents

Cash and cash equivalents consist of commercial accounts, trust accounts and interest-bearing bank deposit. Items are considered to be cash equivalents if the original maturity is three months or less.

b. Research and development

Research and development costs are expensed to operations as incurred.

c. Foreign currency translation

The functional currencies of the Company and its subsidiary were determined as the US dollar, which is the currency of their primary economic environment.  Amounts incurred in Canadian dollars are translated into the functional currency as follows:

(i)

Monetary assets and liabilities at the rate of exchange in effect as at the balance sheet date;

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

(ii)

Non-monetary assets and liabilities at the exchange rates prevailing at the time of the acquisition of the assets or assumption of the liabilities; and

(iii)

Revenues and expenditures at rates approximating the average rate of exchange for the year.

d. Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenditures during the reporting period.  Actual results could differ from these estimates.

e. Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the consolidated financial statements and those reported for income tax purposes in accordance with ASC 740, “Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, and for tax losses and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

f. Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive.

g. Segments of an enterprise and related information

ASC 280, “Segment Reporting” establishes guidance for the way that public companies report information about operating segments in annual consolidated financial statements and requires reporting of selected information about operating segments in interim consolidated financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. ASC 280 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

h. Fair value measurements

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

i. Comparative figures

Certain comparative figures have been adjusted to conform to the current year’s presentation.

j. Recently adopted accounting pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

3. FINANCIAL INSTRUMENTS

Fair values

The carrying values of accounts payable and loans payable approximate their fair values because of the short maturity of these financial instruments.

Interest rate risk

The Company is not exposed to significant interest rate risk due to the fixed rates of interest on its monetary assets and liabilities.

Credit risk

The Company is exposed to credit risk with respect to its cash. The Company deposits cash with a high credit quality financial institution as determined by rating agencies.

3. FINANCIAL INSTRUMENTS (continued)

Currency risk

The Company is subject to currency risk as certain of the assets and liabilities are denominated in Canadian dollars. The exchange rate conversion to US dollars may vary from time to time.

Liquidity risk

Liquidity risk is the risk that an entity will encounter difficulty in meeting obligations associated with its financial liabilities. The Company is reliant upon related parties and share issuance as its sources of cash.  The Company has received financing from related parties and share issuance in the past; however, there is no assurance that it will be able to do so in the future.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	2016	2015
Accounts payable	$483,945	$476,614
Accrued liabilities	322,500	100,000
	$806,445	$576,614

5. LOANS PAYABLE

	2016	2015
Demand loans	$417,364	$407,349
Interest payable	16,927	16,927
	$434,291	$424,276

The demand loans are non-interest bearing, unsecured with no fixed terms of repayment.

6. RELATED PARTY TRANSACTIONS

a.

The amount of $314,550 (December 31, 2015: $238,936) due to a director of the Company has no specific terms of repayment, is non-interest bearing and unsecured.

b.

The Company accrued management fees payable of $85,000 in total to a director of the Company for his services as an officer of the Company during the year ended December 31, 2016 (2015: $50,000).

7. LEGAL LIABILITY

During 2000 to 2008, the Company’s former subsidiaries Northstar Technical Inc. (“NTI”) and Northstar Network Ltd. (“NNL”) received funding from Atlantic Canada Opportunities Agency (“ACOA”) to fund their projects. In 2013, ACOA filed claims against NTI, NNL and the Company for repayments of advances due to events of default.  The advances and interests ACOA claimed totaled CAD 3,079,475 ($2,293,593).  In accordance with the agreements signed between NTI, NNL and the Company, the Company was jointly and severally liable for the obligations. Further, the claim amount bears a daily interest of $358 from February 15, 2013 to settlement. As the Company discontinued NTI and NNL in the fiscal year of 2011, the opening balance of 2015 fiscal year was restated to reflect this legal liability of $2,874,480 (note 12).

7. LEGAL LIABILITY (continued)

During the year ended December 31, 2016, the Company accrued interest in the amount of $98,910 (2015: $102,180).

	2016	2015
Legal liability	$2,293,592	$2,224,920
Interest payable	413,277	314,367
	$2,706,869	$2,539,287

8. STOCK OPTIONS AND WARRANTS

Stock option activity for the years ended December 31, 2016 and 2015 are as follows:

	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price
Balance December 31, 2014	50,000	$0.50	$0.50
Cancelled/Expired	(50,000)	--	--
Balance December 31, 2015 and 2016	--	--	--

Warrants

	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price
Balance December 31, 2015 and 2016	829,940	$0.15 - $0.75	$0.64

As at December 31, 2016 the outstanding warrants are as follows:

	Exercise	Number of Warrants
Expiry Date	Price	2016	2015
Open (1)	$ 0.50	389,170	389,170
Open (1)	$ 0.75	389,170	389,170
Open (2)	$ 0.25	51,600	51,600
Total outstanding and exercisable		829,940	829,940
Weighted average outstanding life of options (years)		Open	Open

(1)

These warrants were issued in 2005. The expiry date of the warrants are six months after the closing bid price for the common stock of the Company has been over $0.65 and $1.00 per share respectively for five consecutive trading days.

(2)

These warrants were issued in 2008 and they do not have an expiry date.

9. INCOME TAXES

Income taxes vary from the amount that would be computed by applying the estimated combined statutory income tax rate (34%) for the following reasons:

	2016	2015
Income (Loss) before income taxes	$(535,288)	$332,517
Income tax rate	34%	34%

Expected income tax expense (recovery)	(181,998)	113,056
Increase (decrease) due to:
Change in valuation allowance	181,998	(113,056)
Provision for income taxes	$--	$--

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	2016	2015
Deferred tax asset attributable to:
Non-capital loss	$2,782,180	$2,600,182
Less: change in valuation allowance	(2,782,180)	(2,600,182)
	$--	$--

The Company's carried losses for income tax purposes are $8,182,881 which may be carried forward to apply against future income tax, expiring between 2026 and 2036.  The future tax benefit of these loss carry-forwards has been offset with a full valuation allowance.  These losses expire as follows:

2026	$681,591
2027	718,441
2028	1,791,899
2029	1,039,431
2030	1,272,447
2031	1,807,955
2032	335,829
2033	--
2034	--
2035	--
2036	535,288
$8,182,881

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

The Company did not file its U.S. federal income tax returns, including, without limitation, information returns on Internal Revenue Service (“IRS”) Form 5471, Information Return of U.S. Persons With Respect to Certain Foreign Corporations for the years ended December 31, 2007 through 2016. Failure to furnish any information with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to certain civil penalties.

The Company did not file the information reports for the years ended December 31, 2007 through 2011 concerning its interest in foreign bank accounts on TDF 90-22.1, “Report of Foreign Bank and Financial Accounts” (“FBARs”). For not complying with the FBAR reporting and recordkeeping requirements, the Company is potentially subject to civil penalties up to $10,000 for each of its foreign bank accounts.

In addition, because the Company did not generate any income in the United States or otherwise have any U.S. taxable income, the Company does not believe that it owes U.S. federal income taxes in respect to any transactions that the Company or any of its subsidiaries may have engaged in through December 31, 2016. However, there can be no assurance that the IRS will agree with the position, and therefore the Company ultimately could be held liable for U.S. federal income taxes, interest and penalties.

10. COMMON STOCK

During the year ended December 31, 2015, the Company issued 64,500 preferred Class C shares for $55,000 which were converted into 9,122,868 common shares. Of the 9,122,868 common shares, 8,625,000 were issued during 2015 and the remaining 497,868 were issued during 2016. The full value of $55,000 was recorded in 2015 fiscal year.

During the year ended December 31, 2016, the Company issued 4,164,494 common shares for $37,500.

10. COMMON STOCK (continued)

During the year ended December 31, 2016, the Company issued 1,400,000 common shares with a fair value of $28,000 to a shareholder for goodwill. The shareholder has been actively supporting the Company by subscribing to its preferred and common shares. As this was a benefit to a specific shareholder, the fair value of this issuance was recorded to accumulated deficit.

During the year ended December 31, 2016, a preferred Class C shareholder converted 19,875 shares with value of $20,000 to 1,249,567 common shares. The Company issued 181,833 common shares with a fair value of $4,346 for the interest accrued on the 19,875 preferred Class C shares.

Preferred Shares

Issued for cash:

All classes of the preferred shares bear interest at 10% per annum paid semiannually not in advance and are convertible to shares of common stock of the Company after two years from receipt of funds at a 20% discount to the then current market price of the Company’s common stock. The preferred shares may be converted after six months and before two years under similar terms but with a 15% discount to market. At December 31, 2016, the outstanding number of preferred Classes A, B and C shares are 582,716 (December 31, 2015: 582,716), 15,000 (December 31, 2015: 15,000) and nil (December 31, 2015: 64,500), respectively.

11. LOSS PER SHARE

The potentially dilutive securities that were excluded from the earnings (loss) per share calculation consist of 829,940 warrants (2015: 829,940).

12. PRIOR YEAR RESTATEMENTS

During the year ended December 31, 2011, the Company discontinued NTI and NNL but failed to recognize the legal liability that arose from the ACOA claims (note 7).  The Company recorded the original claim amount of $7,500,000 as a contingent liability reserve in equity.  Further, the Company recorded the loss on discontinued operation in the amount of $4,072,358 to accumulative other comprehensive income (loss). The cumulative translation adjustment of $28,256 related to the discontinued operations were not transferred to accumulated deficit. The impact of this error was that the current liability was understated by $2,874,481 and stockholders’ deficit was understated by $2,874,481 as at December 31, 2011, and net loss was understated by $2,539,287 as at December 31, 2015.

During the year end December 31, 2015, the Company recorded a gain on settlement of accounts payable in the amount of $105,779 to accumulative comprehensive income. The impact of this error was that the accumulative comprehensive income was overstated by $105,779 and the net income was understated by $105,779.

12. PRIOR YEAR RESTATEMENTS (continued)

Summarized below is the effects of these restatements on the consolidated statement of financial position as at January 1, 2015:

	Previously Stated	Restated	Change
Liabilities:
Legal liability and accrued interest	$--	$2,874,481	$2,874,481
Stockholders’ deficit:
Accumulative other comprehensive income	3,455,898	--	(3,455,898)
Accumulated deficit	$(13,239,016)	$(12,657,599)	$581,417

Summarized below is the effects of these restatements on the consolidated statement of financial position as at December 31, 2015:

	Previously Stated	Restated	Change
Liabilities:
Legal liability and accrued interest	$--	$2,539,287	$2,539,287
Stockholders’ deficit:
Accumulative other comprehensive income	3,561,677	--	(3,561,677)
Accumulated deficit	$(13,347,472)	$(12,325,082)	$1,022,390

Summarized below is the effects of these restatements on the consolidated statement of operations and comprehensive loss as at December 31, 2015:

	Previously Stated	Restated	Change
Expenses:
Foreign exchange gain	$2,864	$440,238	$437,374
Other items:
Interest expense	--	102,180	(102,180)
Gain on settlement of accounts payable	--	105,779	105,779
Net income (loss)	(108,456)	332,517	440,973
Earnings (loss) per share (basic and dilutive)	$(0.00)	$0.00	$--

The prior year restatement did not have an impact on the statement of cash flow for the year end December 31, 2015.

13. SUBSEQUENT EVENT

Subsequent to December 31, 2016, the Company issued 2,500,000 common shares for $25,000.

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

For the year ended December 31, 2016 management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), an Internal Control - Integrated Framework issued in 1992, to evaluate the effectiveness of our internal control over financial reporting.

Management’s Assessment of the Effectiveness of Internal Controls over Financial Reporting as of December 31, 2016

Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that our internal control over financial reporting was effective as of December 31, 2016.

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

Factors Considered in Determining Effectiveness of Internal Controls and Procedures

Our President/Chief Executive Officer/Chief Financial Officer, has evaluated the effectiveness of our internal controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2016.

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

Management’s Assessment of the Effectiveness of Disclosure Controls over Financial Reporting as of December 31, 2016

Management conducted an evaluation of the effectiveness of our disclosure control over financial reporting and determined that our disclosure control over financial reporting was not effective as of December 31, 2016. Procedures and controls regarding complying with disclosure reporting requirements was not adequate in that the affirmation regarding disclosure controls and procedures did not meet the technical SEC and Sarbanes Oxley requirements. In the future, management will review the form of the 10-K to ensure that the affirmations meet the disclosure affirmation requirements and the internal control affirmation requirements. Measures have been taken to ensure this weakness in disclosure controls is remedied, principally by input from the Company’s legal securities counsel with respect to the disclosure obligations of the Company and from adequate allocation of resources.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act

Name of Director	Age	Office
Wilson Russell, PhD	71	President and Principal Financial Officer

Item 10. Executive compensation

During the year 2016 the Company paid or accrued as payable $85,000 (2015 $50,000; 2014 $50,000) to Wilson Russell, the Company’s President, for his services.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Class	Name and Address	Number of Shares	Percentage of Shares*

Common	Wilson Russell	9,014,721	11.35%
	3959 36th Ave. W
	Vancouver, B.C.
	Canada V6N 2S7

Common	All officers and directors as a group:	9,014,721	11.35%

*Based on 86,887,609 shares of common stock issued and outstanding December 31, 2016

Item 12. Certain Relationships and Related Transactions

None

Item 13. Exhibits and Reports on Form 8-K

No change in exhibits since previous filing.

No Form 8K was filed during the fourth quarter of 2016.

Item 14. Principal Accountants Fees and Services

During the year 2016 the Company’s auditors received approximately $16,500 in remuneration for audit and related services. No other services were provided to the Company by its auditors and principal accountants

During the year 2015 the Company’s auditors received approximately $6,250 in remuneration for audit and related services. No other services were provided to the Company by its auditors and principal accountants.

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

Northstar Electronics, Inc.

(Registrant)

By (Signature and Title):	/s/ WILSON RUSSELL
Date April 18, 2016	Wilson Russell, PhD,
Chief Executive Officer and Chief Financial Officer