Form 10-Q
period 2017-03-31
NORTHSTAR ELECTRONICS INC
filed 2017-05-19
CIK 1082027

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2017

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

(778) 838 3313

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

[  ]Yes  [X] No

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes[  ]  No [  ]  Not Applicable

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common shares as of March 31, 2017: 91,424,815

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [X]

PART I - FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements

NORTHSTAR ELECTRONICS, INC.

Interim Consolidated Balance Sheets

(U.S. Dollars)

	March 31, 2017	December 31, 2016
	unaudited	audited
Assets

Current
Cash and cash equivalents	$16,784	$6,078
Prepaid expenses	3,646	7,292
Total assets	$20,430	$13,370

Liabilities

Current
Accounts payable and accrued liabilities	$821,445	$806,445
Loans payable	434,291	434,291
Due to directors	342,306	314,550
Legal liability	2,752,570	2,706,869
Total liabilities	4,350,612	4,262,155

Stockholders’ Deficit
Authorized:
200,000,000 Common shares with a par value of $0.0001 each
20,000,000 Preferred shares with a par value of $0.0001 each
Issued and outstanding:
91,424,815 Common shares (86,887,609 - December 31, 2016)	9,093	8,639
597,716 Preferred series A shares (629,626 - December 31, 2016)	404,299	436,209
Additional paid-in capital	8,251,193	8,194,737
Accumulated deficit	(12,994,767)	(12,888,370)
	(4,330,182)	(4,248,785)
Total stockholders’ deficit	$20,430	$13,370

Nature of operations and going concern (note 1)

Subsequent event (note 5)

See notes to the interim consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Interim Consolidated Statements of Operations

Three Months Ended March 31

Unaudited

U.S. Dollars

	2017	2016
Expenses
Administration	$15,000	$6,250
Professional fees	6,750	-
Management fees	15,000	12,500
Rent	2,237	-
Investor relations	785	-
Office	4,284	13,845
Business development	15,010	-
Foreign exchange loss	23,266	-
Interest	24,065	-
	106,397	32,595

Net loss for the period	$(106,397)	$(32,595)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	87,585,179	79,396,847

See notes to the interim consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Interim Consolidated Statement of Changes in Stockholders’ Equity

Unaudited

U.S. Dollars

	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Preferred Shares	Total Stockholders’ Deficit
Balance, December 31, 2015	79,396,847	$7,940	$8,105,572	$(12,325,082)	$456,209	$(3,755,361)
Net loss	-	-	-	(32,595)	-	(32,595)
Balance, March 31, 2016	79,396,847	7,940	8,105,572	(12,357,677)	456,209	(3,787,956)
Issuance for cash	4,161,494	416	37,084	-	-	37,500
Issuance on conversion of preferred C shares	1,747,435	125	19,875	-	(20,000)	-
Issuance for interest	181,833	18	4,346	-	-	4,364
Issuance for goodwill	1,400,000	140	27,860	(28,000)	-	-
Net loss	-	-	-	(502,693)	-	(502,693)
Balance, December 31,2016	86,887,609	8,639	8,194,737	(12,888,370)	436,209	(4,248,785)
Issuance for cash	2,500,000	250	24,750	-	-	25,000
Issuance on conversion of preferred B shares	2,037,206	204	31,706	-	(31,910)	-
Net loss	-	-	-	(106,397)	-	(106,397)
Balance, March 31, 2017	91,424,815	$9,093	$8,251,193	$(12,994,767)	$404,299	$(4,330,182)

See notes to the interim consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Interim Consolidated Statements of Cash Flows

Three Months Ended March 31

Unaudited

U.S. Dollars

	2017	2016

Operating Activities
Net loss	$(106,397)	$(32,595)
Items not involving cash:
Foreign exchange loss	21,636	-
Changes in non-cash working capital
Changes in operating assets and liabilities	70,467	18,753
Net cash used in operating activities	(14,294)	(13,842)

Financing Activities
Issuance of common shares	25,000	-
Advances from (repayment to) directors	-	(5,088)
Net cash (used in) provided by financing activities	25,000	(5,088)

Increase (decrease) in cash	10,706	(18,930)
Cash, beginning	6,078	23,752

Cash, ending	$16,784	$4,822

See notes to the interim consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Notes to the Interim Consolidated Financial Statements

March 31, 2017

Unaudited

U.S. Dollars

1. NATURE OF OPERATIONS AND ABILITY TO CONTINUE AS A GOING CONCERN

Northstar Electronics, Inc. (the “Company”) was incorporated on May 11, 1998 in the state of Delaware. The Company is doing research and development on single engine aircrafts for business use.

The Company's business activities are conducted in Canada.  However, the financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) with all figures translated into United States dollars for financial reporting purposes.

These unaudited consolidated interim financial statements have been prepared by management in accordance with GAAP for interim financial information, are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s December 31, 2016 Form 10-K.

The Company is in the process of regenerating its operations. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year. The accompanying interim consolidated financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months to March 31, 2017 the Company incurred a net loss of $106,397 and at March 31, 2017 had a working capital deficiency of $4,330,182.

Management has undertaken initiatives for the Company to continue as a going concern; for example: the Company is attempting to secure an equity financing in the short term. Management is unable to predict the results of its initiatives at this time.

Should management be unsuccessful in its initiative to finance its operations, the Company’s ability to continue as a going concern is not certain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue its operations as a going concern.

2.  SHARE CAPITAL

COMMON STOCK

During the three months ended March 31, 2017, the Company issued 2,500,000 shares of common stock for cash of $25,000.

During the three months ended March 31, 2017, the Company issued 2,037,206 shares of common stock for conversion of 31,910 preferred class B shares.

No common shares were issued during the three months ended March 31, 2016.

PREFERRED SHARES

At March 31, 2017, the outstanding number of preferred Classes A, B and C shares are 582,716 (December 31, 2016: 582,716), 15,000 (December 31, 2016: 46,910) and nil (December 31, 2016: nil), respectively.

3.  CONTINGENCIES

During 2000 to 2008, the Company’s former subsidiaries North Star Technical Inc. (“NTI”) and Northstar Network Ltd. (“NNL”) received funding from Atlantic Canada Opportunities Agency (“ACOA”) to fund their projects.  In 2013, ACOA filed claims against NTI, NNL and the Company for repayments of advances due to events of default.  The advance and interests ACOA claims totaled CAD$3,666,697 ($2,752,570).  In accordance with agreements signed between NTI, NNL and the Company, the Company was jointly and severally liable for the obligations.  Further, the claim amount bears a daily interest of $358 from February 15, 2013 to settlement. During the three months ended March 31, 2017, the Company recorded interest expenses of $24,065.

4.  NEW ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

5.  SUBSEQUENT EVENT

On April 6, 2017, the Company issued 1,200,000 shares of common stock for consulting services.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial information for the three month periods ended March 31, 2017 and March 31, 2016 prepared by management and the consolidated financial statements for the twelve months ended December 31, 2016 as presented in its Form 10K as filed.

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

The Company’s Services

We intend to build our own systems in the civilian aviation sector. The Company is working on plans to obtain rights to a single engine airplane with industrial applications. If successful, we intend to market the airplane internationally and provide Maintenance, Repair and Overhaul (MRO) services in close proximity to customers. The Company’s wholly owned subsidiary, National Five Holding Ltd, is a 60% shareholder of Northstar Sealand Enterprises Ltd (NSEL). The constituent parts of NSEL has experience in working on certified commercial aircraft and government military contracts, and has access to an established aircraft parts manufacturing and assembly facility.

Results of Operations

Comparison of the three months ended March 31, 2017 with the three months ended March 31, 2016.

The net loss for the three-month period ended March 31, 2017 was $106,397 compared to a net loss of $32,595 for the three months ended March 31, 2016. The increase in net loss was in part due to the fact the Company incurred additional office and administration expense as we worked to reorganize the Company after the write off of its previous ventures.

Comparison of Financial Position at March 31, 2017 with March 31, 2016

The Company’s working capital deficiency at March 31, 2017 was $4,330,182 with current liabilities of $4,350,612 which are in excess of current assets of $20,430. At December 31, 2016 the Company had a working capital deficiency of $4,248,785. See also contingent liabilities (note 3) to the financial statements for the three months ended March 31, 2017.

Critical Accounting Policies and Estimates

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our annual financial statements at December 31, 2016. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

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

Liquidity and Capital Resources

Cash inflow for the first quarter ended March 31, 2017 was $10,706 compared to an outflow of cash of $(18,930) in the comparative prior quarter March 31, 2016. In the quarter, the Company received $25,000 ($0 in the comparative prior quarter) from equity funding and received $0 (received $0 in the comparative quarter) long term debt leaving cash on hand at March 31, 2017 of $16,784 compared to cash on hand of $6,078 at December 31, 2016 and $4,822 at March 31, 2016. Until the Company receives revenues from new contracts it will be dependent upon equity and loan financings to compensate for the outflow of cash anticipated from operations.

At this time, no commitment for funding has been made to the Company.

The Company’s continued operations are dependent upon obtaining revenues from outside sources or raising additional funds through debt or equity financing.

Item 3. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures

Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the date of this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer has concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner. The disclosure controls were not effective at December 31, 2016 as the Company was late in its filings at that time.

(b)  Changes in internal controls

There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their most recent evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

No change since previous filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

2,500,000 shares of common stock were issued March 23, 2017 for cash of $25,000.

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

May 19, 2017	Northstar Electronics, Inc.
(Registrant)

By: /s/ Wilson Russell
Wilson Russell, PhD, President and Chief Financial Officer