Form 10-Q
period 2017-06-30
NORTHSTAR ELECTRONICS INC
filed 2017-08-21
CIK 1082027

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2017

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ________ to _________

333-90031

Commission file number

Northstar Electronics, Inc.

Exact name of small business issuer as specified in its charter

Delaware	33-0803434
State or other jurisdiction of organization	IRS Employee incorporation or Identification No.

1130 West Pender Street, Suite 950

Vancouver, BC, Canada  V6E 4A4

Address of principal executive offices

(778) 838-3313

Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer,  an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer” “accelerated filer,” ”smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
Emerging growth company	[ ]

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. Common shares as of July 30, 2017: 93,924,815

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [X]

PART I - FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Balance Sheets

(U.S. Dollars)

	June 30, 2017	December 31, 2016
	unaudited	audited
Assets

Current
Cash and cash equivalents	$6,725	$6,078
Prepaid expenses	7,292	7,292
	14,017	13,370

Total assets	$14,017	$13,370

Liabilities

Current
Accounts payable and accrued liabilities	$849,946	$806,445
Loans payable	434,291	434,291
Due to Directors	367,739	314,550
Legal liability	2,772,973	2,706,869
Total liabilities	4,424,949	4,262,155

Stockholders’ Deficit
Authorized:
200,000,000 Common shares with a par value of $0.0001 each
20,000,000 Preferred shares with a par value of $0.0001 each
Issued and outstanding:
93,924,815 Common shares (86,887,609 - December 31, 2016)	9,343	8,639
597,716 Preferred shares (629,626 - December 31, 2016)	404,299	436,209
Additional Paid-in Capital	8,282,943	8,194,737
Accumulated Deficit	(13,107,517)	(12,888,370)
Total stockholders’ deficit	(4,410,932)	(4,248,785)
	$14,017	$13,370

See notes to the interim consolidated financial statements

Nature of operations and going concern (note 1)

NORTHSTAR ELECTRONICS, INC.

Interim Consolidated Statements of Operations

Three and Six Months Ended June 30, 2017 and 2016

Unaudited

U.S. Dollars

	Three Months		Six Months
	2017	2016	2017	2016

Expenses
Management fees	$30,000	$12,500	$45,000	$25,000
Administrative fees	15,000	6,250	30,000	12,500
Professional fees	17,500	5,625	24,250	13,500
Foreign exchange (gain) loss	(6,086)	371	17,180	300
Engineering research and development	-	84,000	15,000	84,000
Investor relations	25,490	2,050	26,275	2,050
Interest	24,605	4,364	48,670	4,364
Marketing and sales	-	42,000	-	42,000
Office	6,241	7,138	12,772	11,179
Total expenses	112,750	164,298	219,197	194,893

Net loss for the period	$(112,750)	$(164,298)	$(219,197)	$(194,893)

Basic and diluted loss per common share	$(0.00)	(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	93,551,482	80,751,807	90,593,537	80,074,327

See notes to the interim consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Interim Consolidated Statement of Changes in Stockholders’ Deficit

Six Months Ended June 30, 2017

Unaudited

U.S. Dollars

	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Preferred Shares	Total Stockholders’ Deficit
Balance, December 31, 2015	79,396,847	$7,940	$8,105,572	$(12,325,082)	$456,209	$(3,755,361)
Issuance for cash	1,278,520	128	15,050	-	-	15,178
Issuance on conversion of preferred C shares	1,747,435	125	19,875	-	(20,000)	-
Issuance for debt	181,833	18	4,346	-	-	4,364
Issuance for goodwill	1,400,000	140	27,860	(28,000)	-	-
Net loss	-	-	-	(194,893)	-	(194,893)
Balance, June 30, 2016	84,004,635	8,351	8,172,703	(12,547,975)	436,209	(3,930,712)
Issuance for cash	2,882,974	288	22,034	-	-	22,322
Net loss	-	-	-	(340,395)	-	(340,395)
Balance, December 31,2016	86,887,609	8,639	8,194,737	(12,888,370)	436,209	(4,248,785)
Issuance for cash	2,500,000	250	24,750	-	-	25,000
Issuance on conversion of preferred B shares	2,037,206	204	31,706	-	(31,910)	-
Issued for cash	750,000	75	7,425	-	-	7,500
Issued for services	1,750,000	185	19,315	-		19,500
Fair value of warrants issued for services	-	-	5,000	-	-	5,000
Net loss	-	-	-	(219,147)	-	(219,147)
Balance, June 30, 2017	93,924,815	$9,343	$8,282,943	$(13,107,517)	$404,299	$(4,410,932)

See notes to the interim consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Interim Consolidated Statements of Cash Flows

Six Months Ended June 30, 2017 and 2016

Unaudited

U.S. Dollars

	2017	2016

Operating Activities
Net loss	$(219,147)	$(194,893)
Items not involving cash
Foreign exchange loss	17,434	-
Non-cash interest	48,670	4,364
Non-cash investor relations	24,500	-
Changes in non-cash working capital
Changes in operating assets and liabilities	96,690	163,503
Net cash used in operating activities	(31,853)	(27,026)

Financing Activities
Issuance of common shares for cash (net of costs)	32,500	32,500
Loans payable	-	(25,000)
Increases in debt (repayment to) directors	-	(339)
Net cash provided by financing activities	32,500	7,161

Increase (decrease) in cash	647	(19,865)
Cash, beginning	6,078	23,752

Cash, ending	$6,725	$3,887

Non-cash Transactions
Shares issued for services	$19,500	$-
Warrants issued for services	5,000	-
	$24,500	$-

See notes to the interim consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Notes to Interim Consolidated Financial Statements

Six Months Ended June 30, 2017

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

The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year. The accompanying interim consolidated financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months to June 30, 2017 the Company incurred a net loss of $219,147 and at June 30, 2017 had a working capital deficiency of $4,410,932.

Management has undertaken initiatives for the Company to continue as a going concern; for example: the Company is attempting to secure an equity financing in the short term. Management is unable to predict the results of its initiatives at this time. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Should management be unsuccessful in its initiative to finance its operations, the Company’s ability to continue as a going concern is not certain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue its operations as a going concern.

2.  SHARE CAPITAL

COMMON STOCK

During the six months ended June 30, 2017, the Company issued 2,500,000 shares of common stock for cash of $25,000.

During the six months ended June 30, 2017, the Company issued 750,000 common stock for cash of $7,500. Each common stock is attached with a warrant with an exercise price of $0.04 per common stock for a period of two years.  No value was attributed to these warrants.

During the six months ended June 30, 2017, the Company issued 2,037,206 shares of common stock for conversion of 31,910 preferred class B shares.

During the six months ended June 30, 2017 the Company issued 1,750,000 shares of common stock with a fair value of $19,500 for consulting services.  Each common stock is attached with a warrant with an exercise price of $0.04 per common stock for a period of two years.  The fair value of the warrants was determined to be $5,000 using the Black-Scholes Pricing Model with the following assumptions: dividend yield - 0%, volatility - 282%, risk-free rate - 1%, and expected life - 2 years.

PREFERRED SHARES

At June 30, 2017, the outstanding number of preferred Classes A, B and C shares are 582,716 (December 31, 2016: 582,716), 15,000 (December 31, 2016: 46,910) and nil (December 31, 2016: nil), respectively

WARRANTS

	Number of Warrants	Exercise Price per Share
Balance December 31, 2016	829,940	$0.15 - $0.75
Issued	1,300,000	$0.004
Balance June 30, 2017	2,129,940	$0.64

As at June 30, 2017 the outstanding warrants are as follows:

Expiry Date	Exercise Price	June 30, 2017	December 31, 2016
Open (1)	$ 0.50	389,170	389,170
Open (1)	$ 0.75	389,170	389,170
Open (2)	$ 0.25	51,600	51,600
April 17, 2019	$0.004	1,300,000	-
Total outstanding and exercisable		2,129,940	829,940
Weighted average outstanding life of options (years)		Open	Open

3.  LEGAL LIABILITY

During 2000 to 2008, the Company’s former subsidiaries North Star Technical Inc. (“NTI”) and Northstar Network Ltd. (“NNL”) received funding from Atlantic Canada Opportunities Agency (“ACOA”) to fund their projects. In accordance with agreements signed between NTI, NNL and the Company, the Company was jointly and severally liable for the obligations.   In 2013, ACOA filed claims against NTI, NNL and the Company for repayments of advances due to events of default.  The advance and interests ACOA claims totaled CAD$3,666,697 ($2,752,570).  Further, the claim amount bears a daily interest of $358 from February 15, 2013 to settlement. During the six months ended June 30, 2017, the Company recorded interest expenses of $48,670.

4.  RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2017, the Company accrued management fees payable of $45,000 in total to a director of the company.

At June 30, 2017, there is a balance of $367,739 (December 31, 2016: $314,550) owing to a director of the Company for management fees and expenses reimbursement.  The balance is included in accounts payable and accrued liabilities.

5.  NEW ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

6.  SUBSEQUENT EVENT

There were no material events outside of the normal course of business.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial information for the six month periods ended June 30, 2017 and June 30, 2016 prepared by management and the consolidated financial statements for the year ended December 31, 2016 as presented in the Form 10K as filed.

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

Results of Operations

Comparison of the three and six months ended June 30, 2017 with the three and six months ended June 30, 2016:

The net loss for the three month period ended June 30, 2017 was $(112,750) compared to a net loss of $(164,298) for the three months ended June 30, 2016.  The decrease in net loss for the three and six month period was in part due to the fact the Company incurred engineering expenses in the prior period related to its venture  development  and sales/marketing expense in determining market acceptance of its venture.

Comparison of Financial Position at June 30, 2017 with December 31, 2016

The Company’s working capital deficiency increased at June 30, 2017 to $4,410,932 with current liabilities of $4,424,949 which are in excess of current assets of $14,017. At December 31, 2016 the Company had a working capital deficiency of $4,248,785. See also contingent liabilities, note 3 to the financial statements for the six months ended June 30, 2017.

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

Liquidity and Capital Resources

Cash outflow from operations for the six months ended June 30, 2017 was $(31,853) compared to an outflow of cash of $(27,026) in the comparative prior six months ended June 30, 2016. During the current period, the Company received $32,500 ($32,500 in the comparative prior period) from equity funding and received $0 (received $0 in the comparative period) long term debt leaving cash on hand at June 30, 2017 of $6,725 compared to cash on hand of $3,887 at December 31, 2016. Until the Company receives revenues from its new potential business it will be dependent upon equity funding and loan financings to compensate for the outflow of cash anticipated from operations.

At this time, although the Company is in discussions with potential equity investing companies, no commitment for funding has yet been made to the Company.

The Company’s continued operations are dependent upon obtaining revenues from outside sources or raising additional funds through debt or equity financing.

Item 3. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures

Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the date of this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer has concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner. The disclosure controls were effective at June 30, 2017.

(b)  Changes in internal controls

There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their most recent evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

No change since previous filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2017 the Company issued the following shares of common stock:

During the three months ended March 31, 2017, the Company issued 2,500,000 shares of common stock for cash of $25,000.

During the three months ended March 31, 2017, the Company issued 2,037,206 shares of common stock for conversion of 31,910 preferred class B shares.

On April 6, 2017, the Company issued 1,200,000 shares of common stock for consulting services.

On April 25, 2017, the Company issued 1,300,000 shares of common stock for cash and consulting services.

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

August 21, 2017	Northstar Electronics, Inc.
(Registrant)

By: /s/ Wilson Russell
Wilson Russell, PhD, President and Chief Financial Officer