Form 10-Q
period 2017-09-30
NORTHSTAR ELECTRONICS INC
filed 2017-11-20
CIK 1082027

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. Common shares as of October 30, 2017: 93,924,815

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [X]

PART I - FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Balance Sheets

U.S. Dollars

	September 30 2017	December 31 2016
	unaudited	audited
Assets

Current
Cash and cash equivalents	$1,604	$6,078
Prepaid expenses	3,792	7,292

	$5,396	$13,370

Liabilities

Current
Accounts payable and accrued liabilities	$868,845	$806,445
Loans payable	434,291	434,291
Due to director	395,841	314,550
Legal liability	2,992,751	2,706,869
	4,691,728	4,262,155

Stockholders’ Deficit
Authorized:
200,000,000 Common shares with a par value of $0.0001 each 20,000,000 Preferred shares with a par value of $0.0001 each
Issued and outstanding:
93,924,815 Common shares (86,887,609 - December 31, 2016)	9,343	8,639
597,716 Preferred shares (629,626 - December 31, 2016)	404,299	436,209
Additional paid-in capital	8,282,943	8,194,737
Accumulated deficit	(13,382,917)	(12,888,370)
	(4,686,332)	(4,248,785)

	$5,396	$13,370

Nature of operations and going concern (Note 1)

See notes to the interim consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2017 and 2016

Unaudited

U.S. Dollars

	Three Months		Nine Months
	2017	2016	2017	2016

EXPENSES
Management	30,000	30,000	75,000	55,000
Administration	15,000	15,000	45,000	27,500
Professional fees	(3,500)	-	26,650	13,500
Foreign exchange	192,467	57	209,647	357
Engineering research and development	-	36,000	15,000	120,000
Investor relations	(1,600)	925	24,725	2,975
Marketing and sales	-	18,000	-	60,000
Office and administration	8,138	17,626	20,910	28,805
Interest expense	34,895	-	77,615	4,364
Total expenses	275,400	117,608	494,547	312,501

Net loss for the period	$(275,400)	$(117,608)	$(494,547)	$(312,501)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding	93,924,815	85,319,142	91,756,091	81,659,308

See notes to the interim consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Interim Consolidated Statement of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2017

Unaudited

U.S. Dollars

	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Preferred Shares	Total Stockholders’ Deficit

Balance, December 31, 2015	79,396,847	$7,940	$8,105,572	$(12,325,082)	$456,209	$(3,755,361)
Issuance for cash	3,526,675	402	15,050	-	-	15,452
Issuance on conversion of preferred C shares	1,747,435	125	19,875	-	(20,000)	-
Issuance for debt	181,833	18	4,346	-	-	4,364
Issuance for goodwill	1,400,000	140	27,860	(28,000)	-	-
Net loss	-	-	-	(312,501)	-	(312,501)
Balance, September 30, 2016	86,252,790	8,625	8,172,703	(12,665,583)	436,209	(4,048,046)
Issuance for cash	634,819	14	22,034	-	-	22,048
Net loss	-	-	-	(222,787)	-	(222,787)
Balance, December 31, 2016	86,887,609	8,639	8,194,737	(12,888,370)	436,209	(4,248,785)
Issuance for cash	2,500,000	250	24,750	-	-	25,000
Issuance on conversion of preferred B shares	2,037,206	204	31,706	-	(31,910)	-
Issued for cash	750,000	75	7,425	-	-	7,500
Issued for services	1,750,000	175	19,325	-		19,500
Fair value of warrants issued for services	-	-	5,000	-	-	5,000
Net loss	-	-	-	(494,547)	-	(494,547)
Balance, September 30, 2017	93,924,815	$9,343	$8,282,943	$(13,382,917)	$404,299	$(4,686,332)

See notes to the interim consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2017 and 2016

Unaudited

U.S. Dollars

	2017	2016

Operating Activities
Net loss	$(494,547)	$(312,501)
Items not involving cash
Equity based compensation	-	55,000
Foreign exchange loss	208,267	-
Non-cash interest	77,615	4,364
Non-cash investor relations	24,500	-
Changes in non-cash working capital
Changes in operating assets and liabilities	147,190	207,502
Net cash used in operating activities	(36,975)	(45,635)

Financing Activities
Issuance of common shares for cash (net of costs)	32,500	62,500
Loans payable	-	(20,000)
Increases in debt (repayment to) directors	-	(6,652)
Net cash provided by financing activities	32,500	35,848

Increase (decrease) in cash	4,475	(9,787)
Cash, beginning	6,078	23,752

Cash, ending	$1,604	$13,965

Non-cash Transactions
Shares issued for services	$19,500	$-
Warrants issued for services	5,000	-
	$24,500	$-

See notes to the unaudited interim consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Notes to Interim Consolidated Financial Statements

Nine Months Ended September 30, 2017

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

The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year. The accompanying interim consolidated financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months to September 30, 2017 the Company incurred a net loss of $494,547 and at September 30, 2017 had a working capital deficiency of $4,686,332.

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

2. SHARE CAPITAL

COMMON STOCK

During the nine months ended September 30, 2017, the Company issued 2,500,000 shares of common stock for cash of $25,000.

During the nine months ended September 30, 2017, the Company issued 750,000 shares of common stock for cash of $7,500. Each common stock is attached with a warrant with an exercise price of $0.04 per common stock for a period of two years.  No value was attributed to these warrants.

During the nine months ended September 30, 2017, the Company issued 2,037,206 shares of common stock for conversion of 31,910 preferred class B shares.

During the nine months ended September 30, 2017 the Company issued 1,750,000 shares of common stock with a fair value of $19,500 for consulting services. Of the 1,750,000 common shares, 550,000 common shares have warrants attached to them. Each common stock is attached with a warrant with an exercise price of $0.04 per common stock for a period of two years.  The fair value of the warrants was determined to be $5,000 using the Black-Scholes Pricing Model with the following assumptions: dividend yield - 0%, volatility - 282%, risk-free rate - 1%, and expected life - 2 years.

PREFERRED SHARES

At September 30, 2017, the outstanding number of preferred Classes A, B and C shares are 582,716 (December 31, 2016: 582,716), 15,000 (December 31, 2016: 46,910) and nil (December 31, 2016: nil), respectively

WARRANTS

	Number of Warrants	Exercise Price per Share
Balance December 31, 2016	829,940	$0.15 - $0.75
Issued	1,300,000	$0.04
Balance September 30, 2017	2,129,940	$0.64

As at September 30, 2017 the outstanding warrants are as follows:

Expiry Date	Exercise Price	September 30, 2017	December 31, 2016
Open (1)	$ 0.50	389,170	389,170
Open (1)	$ 0.75	389,170	389,170
Open (2)	$ 0.25	51,600	51,600
April 17, 2019	$ 0.04	1,300,000	-
Total outstanding and exercisable		2,129,940	829,940
Weighted average outstanding life of options (years)		Open	Open

3. LEGAL LIABILITY

During 2000 to 2008, the Company’s former subsidiaries North Star Technical Inc. (“NTI”) and Northstar Network Ltd. (“NNL”) received funding from Atlantic Canada Opportunities Agency (“ACOA”) to fund their projects. In accordance with agreements signed between NTI, NNL and the Company, the Company was jointly and severally liable for the obligations. In 2013, ACOA filed claims against NTI, NNL and the Company for repayments of advances due to events of default. The advance and interests ACOA claims totaled CAD$3,732,200 ($2,992,751). Further, the claim amount bears a daily interest of CAD$358 from February 15, 2013 to settlement. During the nine months ended September 30, 2017, the Company recorded interest expenses of $77,615.

4. RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2017, the Company accrued management fees payable of $45,000 in total to a director of the company.

At September 30, 2017, there is a balance of $395,841 (December 31, 2016: $314,550) owing to a director of the Company for management fees and expenses reimbursement.  The balance is included in accounts payable and accrued liabilities.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial information for the three and nine month periods ended September 30, 2017 and September 30, 2016 prepared by management and the audited consolidated financial statements for the twelve months ended December 31, 2016 as presented in the Company’s Form 10K and amendments as filed.

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

The Company is working to purchase worldwide rights to a single engine Turbo  Prop airplane with industrial applications from a subsidiary of a large international aerospace company. If successful, we intend to manufacture the airplanes and market them internationally and provide Maintenance, Repair and Overhaul (MRO) services in close proximity to customers. The main applications are Agricultural, Rapid Response Forest Fire Fighting and, most recently, Cloud Seeding. The Company’s wholly owned subsidiary, National Five Holding Ltd, is a 60% shareholder of Northstar Sealand Enterprises Ltd (NSEL). The constituent parts of NSEL have experience in working on certified commercial aircraft and government military contracts, and have access to an established aircraft parts manufacturing facility.

Results of Operations

Comparison of the three and nine months ended September 30, 2017 with the three and nine months ended September 30, 2016:

Gross revenues from all sources for the three month period ended September 30, 2017 were $0 compared to $0 in the comparative prior three month period.  Gross revenues from all sources for the nine month period ended September 30, 2017 were $0 compared to $0 in the comparative prior nine month period. In prior years the Company earned modest consulting fees as the Company continued to reorganize its business.

The net loss for the three month period ended September 30, 2017 was $(275,400) compared to a net loss of $(117,608) for the three months ended September 30, 2016.  The decrease in net loss was in part due to the fact the Company temporarily reduced office and administration expenses as well as engineering and marketing expenses. The effects on our operations were minimal and we were able to make meaningful advances in our efforts to purchase the rights to the airplane.

Comparison of Financial Position at September 30, 2017 with December 31, 2016

The Company’s working capital deficiency increased at September 30, 2017 to $1,687,681 with current liabilities of $4,791,728 which are in excess of current assets of $5,396. At December 31, 2016 the Company had a working capital deficiency of $4,686,332. See also contingent liabilities, note 3 to the financial statements for the nine months ended September 30, 2017.

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

Liquidity and Capital Resources

Cash outflow for the nine months ended September 30, 2017 was $(36,975) compared to an outflow of cash of $(45,635) in the comparative prior nine months ended September 30, 2016. During the current period, the Company received $32,500 ($42,500 in the comparative prior period) from equity funding leaving cash on hand at September 30, 2017 of $1,603 compared to cash on hand of $6,078 at December 31, 2016. Until the Company receives revenues from new contracts it will be dependent upon equity and loan financings to compensate for the outflow of cash anticipated from operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Options Granted: Nil

Warrants Issued: 1,300,000

Common Stock Issued:

During the nine months ended September 30, 2017, the following shares of common stock were issued:

-

 the Company issued 2,500,000 shares of common stock for cash of $25,000.

-

the Company issued 750,000 common stock for cash of $7,500.  Each common stock is attached with a warrant with an exercise price of $0.04 per common stock for a period of two years.  No value was attributed to these warrants.

-

the Company issued 2,037,206 shares of common stock for conversion of 31,910 preferred class B shares.

-

the Company issued 1,750,000 shares of common stock with a fair value of $19,500 for consulting services.  Of the 1,750,000 common shares, 550,000 common shares have warrants attached to them. Each common stock is attached with a warrant with an exercise price of $0.04 per common stock for a period of two years.  The fair value of the warrants was determined to be $5,000 using the Black-Scholes Pricing Model with the following assumptions: dividend yield - 0%, volatility - 282%, risk-free rate - 1%, and expected life - 2 years.

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

November 20, 2017	Northstar Electronics, Inc.
(Registrant)

By: /s/ Wilson Russell
Wilson Russell, PhD, President and Chief Financial Officer