Form 10-K
period 2017-12-31
NORTHSTAR ELECTRONICS INC
filed 2018-04-16
CIK 1082027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (1) [X] Yes [  ] No    (2) [X] Yes [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated Filer [ ]	Accelerated Filer [ ]
Non-accelerated filer [ ]	Smaller reporting Company [X]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

State issuer’s revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,130,675

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. Outstanding shares of common stock as of April 16, 2018: 98,579,815

Documents incorporated by reference: None

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

Because we have a net loss from operations of $639,125 for the year ended December 31, 2017 and have accumulated losses of $13,527,495 from inception, we face a risk of insolvency and we remain dependent on equity and debt financing to help pay operating costs and to help cover operating losses.  Business financing is being pursued.

The Company had previously been dependent on contract manufacturing which did not deliver long term positive financial results, as had been expected. We are, at present, working to develop a business area in the aerospace sector.   Our future is uncertain if we fail to develop this business area.  Please also refer to our December 31, 2017 year end audited financial statements and notes thereto.

The auditor’s report for our December 31, 2017consolidated financial statements includes an additional paragraph that identifies conditions which raise doubt about our ability to continue as a going concern. The audited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

EMPLOYEES

As of December 31, 2017 the Company has a team of highly experienced consultants who provide administration, marketing and engineering services under contract.

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

The Company maintains an office at:

1166 Alberni Street, Suite 1001, Vancouver BC Canada  V6E 3Z3

Item 3. Legal Proceedings

There are no known undisclosed legal filings registered or contemplated against the Company.

The Company is liable to repay CAD$3,079,475 in assistance received from the Atlantic Canada Opportunity Agency (ACOA) by the Company’s two subsidiaries, Northstar Technical Inc. (NTI) and Northstar Network Ltd. (NNL). The Company, for reasons of expediency, became a cosigner of the agreements the subsidiaries had with ACOA. Subsequently, ACOA claimed that NTI and NNL were delinquent in their payments and, eventually, in early 2013 ACOA launched legal action in Newfoundland where the two subsidiaries had operated. The Company was not in a financial position at the time to launch a defense and ACOA received a judgment unopposed. The Company intends to approach ACOA .with an offer of settlement within the next several months.

Item 4. Submission of Matters to a Vote of Security Holders

There have been no changes since the previous filing.  The Company has filed with the SEC an SB-1 registration statement April 2000, an S-8 registration November 2000 and quarterly reports (form 10QSB) for June and September 2000 and for March, June and September 2001, 2002, 2003, 2004, 2005, 2006 and 2007, form 10Q’s for March, June and September 2008, 2009, 2010, 2011, 2012 - 2014, 2015, 2016 and annual reports (form 10KSB) for December 31, 2000, 2001, 2002, 2003, 2004, 2005, 2006, 2007 and form 10K for 2008, 2009, 2010, 2011 and the years 2012 thru 2014 and for 2015 and 2016.

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

The following discussion, comparison and analysis should be read in conjunction with the Company’s accompanying audited consolidated financial statements for the years ended December 31, 2017 and 2016 and the notes related thereto. The discussion of results, causes and trends should not be construed to infer conclusions that such results, causes or trends necessarily will continue in the future.

DISCUSSION

The following table sets forth for the years indicated items included in the Company’s consolidated statement of operations:

	2017	2016

Total revenue	$-	$-

Cost of goods sold	-	-

Gross margin	-	-

Expenses	639,125	535,288

Net income (loss)	$(639,125)	$(535,288)
Net income (loss) per share	$(0.01)	$(0.01)

During the years ended December 31, 2017 and 2016, the Company continued its recovery from the loss of its contracts, to improve its internal systems and continued working toward attaining suitable new contracts.

A shortage of working capital in support of operations has been an issue as the Company took measures to provide that support. Sufficient capital was not raised and consequent business operations were kept at a minimum.

New financing opportunities were pursued during the 2017 and 2016 fiscal years. During 2014 and 2013, the Company generated nominal gross revenues of $10,526 and $7,410, respectively, from consulting work.

The Company experienced operating losses of $639,125 for 2017, and $535,288 for 2016 while maintaining an office and continuing its search for its next opportunity.

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

Results of Operations

Nil revenue was generated in the years 2017 and 2016 resulting in negligible cash flow. The Company generated $0 in contract and $0 sales revenues during this period.

During 2017 the Company incurred costs of $67,280 ($180,000 during 2016) on market assessments, type certificate matters, supply chain management planning, quality control, first assembly plans, follow-on production plans, and maintenance, repair and overall planning related to the acquisition of the worldwide rights to the single engine industrial Turbo Prop airplane.

Liquidity and Capital Resources

The Company used cash in operations of $(47,140) in 2017 compared to cash used by operations of $(65,189) in 2016 and $(51,178) in 2015. In 2017 the Company raised equity financing of $57,500. In 2016 the Company raised equity financing of $37,500 (2015: $55,000 and 2014: $0).

The Company’s working capital and capital requirements will depend on many factors, including the ability of the Company to obtain aircraft sales in order to generate sufficient funds to cover the current level of operating expenses. During the most recent fiscal year (2017) the Company increased its current debt by $539,260 (2016 increased by $483,042).

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

The availability of sufficient future funds will depend to an extent on the timing of the expected acquisition of the rights to the single engine Turbo Prop airplane. Accordingly, the Company will be required to issue securities to finance start-up and working capital requirements for the expected new aviation business and ongoing general business expansion. There can be no assurance whether or not such future financings will be available or on satisfactory terms.

Item 7. Financial Statements

NORTHSTAR ELECTRONICS, INC.

Index to Consolidated Financial Statements December 31, 2017 and 2016 (U.S. Dollars)

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Changes in Stockholders’ Deficit

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Northstar Electronics, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Northstar Electronics, Inc. (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficit and cash flow, for the years then ended, and the related notes and schedules (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated.  The Company requires additional funds to meet its obligations and the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DMCL

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2016

Vancouver, Canada

April 16, 2018

NORTHSTAR ELECTRONICS, INC.

Consolidated Balance Sheets

December 31

(US Dollars)	2017	2016

Assets

Current
Cash	$16,438	$6,078
Prepaid expenses	-	7,292

Total Current Assets	16,438	13,370

Total assets	$16,438	$13,370

Liabilities

Current
Accounts payable and accrued liabilities (note 4)	$941,115	$806,445
Loans payable (note 5)	434,291	434,291
Due to directors (note 6)	424,538	314,550
Legal liability (note 7)	3,001,471	2,706,869

Total Current Liabilities	4,801,415	4,262,155

Total Liabilities	4,801,415	4,262,155

Stockholders’ Deficit

Common Stock (note 10)
Authorized:
200,000,000 Common shares with a par value of $0.0001 each
20,000, 000 Preferred shares with a par value of $0.0001 each
Issued and outstanding:
98,579,815 Common shares (86,887,609 - 2016)	9,858	8,639
597,716 Preferred shares (629,626 - 2016)	404,299	456,209
Additional Paid-in Capital	8,333,396	8,194,737
Subscriptions receivable	(5,035)	-
Accumulated Deficit	(13,527,495)	(12,888,370)

Total Stockholders’ Deficit	(4,784,977)	(4,248,785)

Total Liabilities and Stockholders’ Deficit	$16,438	$13,370

See notes to consolidated financial statements

Nature of operations and going concern (note 1)

NORTHSTAR ELECTRONICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

Years Ended December 31

(US Dollars)

	2017	2016
Expenses
Research and development	$50,280	$120,000
Travel, marketing and business development	17,000	60,000
Management fees (note 6)	105,000	85,000
Administration	60,000	42,500
Consulting	2,000	-
Rent and storage	9,421	6,223
Professional fees	36,260	25,530
Investor relations	46,622	5,390
Office and miscellaneous	3,566	6,568
Filing and transfer agent fees	15,342	12,239
Foreign exchange loss	192,865	68,564

Net loss before other items	(538,356)	(432,014)

Other items
Interest expense (Notes 7 and 10)	(100,769)	(103,274)
Net and comprehensive (loss)	$(639,125)	$(535,288)

Loss Per Share (Basic)	$(0.01)	$(0.01)
Loss Per Share (Dilutive)	$-	$-

Weighted Average Number of Common Shares Outstanding (Basic and Diluted)	92,704,124	82,593,602

See notes to consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Statements of Changes in Stockholders’ Deficit

Years Ended December 31

(US Dollars)

	Number of Shares	Par Value	Additional Paid-In Capital	Subscriptions receivable	Accumulated Deficit	Preferred Shares	Total Stockholders’ Deficit
Balance, December 31, 2015	79,396,847	$7,940	$8,105,572	$-	$(12,325,082)	$456,209	$(3,755,361)
Issuance for cash (note 10)	4,161,494	416	37,084	-	-	-	37,500
Issuance on conversion of preferred C shares (note 10)	1,747,435	125	19,875	-	-	(20,000)	-
Issuance for interest (note 10)	181,833	18	4,346	-	-	-	4,364
Issuance for goodwill (note 10)	1,400,000	140	27,860	-	(28,000)	-	-
Net loss	-	-	-	-	(535,288)	-	(535,288)
Balance, December 31,2016	86,887,609	8,639	8,194,737	-	(12,888,370)	436,209	(4,248,785)
Issuance for cash (note 10)	6,905,000	690	61,845	(5,035)	-	-	57,500
Adjustment	-	50	(50)	-	-	-	-
Issuance on conversion of preferred B shares (note 10)	2,037,206	204	31,706	-	-	(31,910)	-
Issued for services (note 10)	2,750,000	275	29,225	-	-	-	29,500
Fair value of warrants issued (note 10)	-	-	15,933	-	-	-	15,933
Net loss	-	-	-	-	(639,125)	-	(639,125)
Balance, December 31,2017	98,579,815	$9,858	$8,333,396	$(5,035)	$(13,527,495)	$404,299	$(4,784,977)

See notes to consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Statements of Cash Flows

Years Ended December 31

(US Dollars)

	2017	2016

Operating Activities
Net loss	$(639,125)	$(535,288)
Items not involving cash:
Non-cash consulting	2,000	-
Non-cash investor relations	43,433	-
Issuance of shares for interest	-	4,364
Foreign exchange loss	193,833	68,672
Changes in Non-Cash Working Capital:
Prepaid expenses	7,292	(7,292)
Accounts payable and accrued liabilities	134,670	229,829
Due to directors	109,988	75,614
Interest accrual	100,769	98,910
Cash Used in Operating Activities	(47,140)	(65,189)

Financing Activities
Issuance of share capital for cash	57,500	37,500
Loan advances	-	10,015
Cash Provided by Financing Activities	57,500	47,515

Increase (Decrease) in Cash	10,360	(17,674)
Cash, Beginning	6,078	23,752
Cash, Ending	$16,438	$6,078

Supplemental Information
Income taxes paid	$-	$-
Interest paid	$-	$-

Non-cash transactions
Common shares issued for interest	$-	$4,364
Common shares issued for goodwill	$-	$28,000
Common shares issued for consulting	$2,000	$-
Common shares issued for investor relations	$27,500	$-

See notes to consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

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

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will be able to continue as a going-concern and contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the year ended December 31, 2017 the Company incurred a net loss of $639,125 (2016: $535,288) and had a working capital deficiency of $4,784,977 (2016: $4,248,785).  Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations.  The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern.  These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.  Management intends to obtain additional funding by issuing debt and equity financing.

2. SIGNIFICANT ACCOUNTING POLICIES

a. Basis of consolidation

The consolidated financial statements include the accounts of the Company and its controlled subsidiary, National Five Holding Ltd, which was inactive during the years ended December 31, 2017 and 2016.

b. Cash and Cash Equivalents

Cash and cash equivalents consist of commercial accounts, trust accounts and interest-bearing bank deposit. Items are considered to be cash equivalents if the original maturity is three months or less.

c. Research and development

Research and development costs are expensed to operations as incurred.

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

d. Foreign currency translation

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

e. Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period.  Actual results could differ from these estimates.

f. Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with ASC 740, “Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, and for tax losses and credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

g. Basic and diluted net loss per share

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

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

h. Segments of an enterprise and related information

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

i. Fair value measurements

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

j. Comparative figures

Certain comparative figures have been adjusted to conform to the current year’s presentation.

k. Recently adopted accounting pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

3. FINANCIAL INSTRUMENTS

Fair values

The carrying values of accounts payable, loans payable, due to directors and legal liability approximate their fair values because of the short maturity of these financial instruments.

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

Liquidity risk

Liquidity risk is the risk that an entity will encounter difficulty in meeting obligations associated with its financial liabilities.  The Company is reliant upon related parties and share issuance as its sources of cash.  The Company has received financing from related parties and share issuances in the past; however, there is no assurance that it will be able to do so in the future.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	2017	2016
Accounts payable	$500,115	$483,945
Accrued liabilities	441,000	322,500
	$941,115	$806,445

5. LOANS PAYABLE

	2017	2016
Demand loans	$417,364	$417,364
Interest payable	16,927	16,927
	$434,291	$434,291

The demand loans are non-interest bearing, unsecured with no fixed terms of repayment.

6. RELATED PARTY TRANSACTIONS

a.

The amount of $424,538 (December 31, 2016: $314,550) due to a director of the Company has no specific terms of repayment, is non-interest bearing and unsecured.

b.

The Company accrued management fees payable of $105,000 in total to a director of the Company for his services as an officer of the Company during the year ended December 31, 2017 (2016: $85,000).

c.

The Company accrued engineering fees payable of $15,000 in total to a director of the Company for his services during the year ended December 31, 2017 (2016: $Nil), which are included in research and development expense.

7. LEGAL LIABILITY

During 2000 to 2008, the Company’s former subsidiaries Northstar Technical Inc. (“NTI”) and Northstar Network Ltd. (“NNL”) received funding from Atlantic Canada Opportunities Agency (“ACOA”) to fund their projects.  In 2013, ACOA filed claims against NTI, NNL and the Company for repayments of advances due to events of default.  The advances and interests ACOA claimed totaled CAD $3,079,475 ($2,454,649).  In accordance with the agreements signed between NTI, NNL and the Company, the Company was jointly and severally liable for the obligations.  Further, the claim amount bears a daily interest of CAD $358 from February 15, 2013 to settlement. During the year ended December 31, 2017, the Company accrued interest in the amount of $100,769 (2016: $98,910).

	2017	2016
Legal liability	$2,454,649	$2,293,592
Interest payable	546,822	413,277
	$3,001,471	$2,706,869

8. WARRANTS

Warrant activity for the years ended December 31, 2017 and 2016 is as follows:

	Number of Warrants	Exercise Price per Share	Weighted Average Exercise Price
Balance December 31, 2015 and 2016	829,940	$0.15 - $0.75	$0.64
Issued	2,500,000	$0.04	0.04
Issued	1,827,500	$0.05	0.05
Balance December 31, 2017	5,157,440		$0.13

8. WARRANTS (continued)

As at December 31, 2017 the outstanding warrants are as follows:

	Exercise	Number of Warrants
Expiry Date	Price	2017	2016
Open (1)	$ 0.50	389,170	389,170
Open (1)	$ 0.75	389,170	389,170
Open (2)	$ 0.25	51,600	51,600
April 20, 2019	$ 0.04	2,500,000	--
November 7, 2018	$ 0.05	1,562,500	--
December 25, 2018	$ 0.05	265,000	--
Total outstanding and exercisable		5,157,440	829,940
Weighted average outstanding life of warrants (years)		0.94 - Open	Open

(1)

These warrants were issued in 2005. The expiry date of the warrants are six months after the closing bid price for the common stock of the Company has been over $0.65 and $1.00 per share respectively for five consecutive trading days.

(2)

These warrants were issued in 2008 and they do not have an expiry date.

9. INCOME TAXES

Income taxes vary from the amount that would be computed by applying the estimated combined statutory income tax rate (34%) for the following reasons:

	2017	2016
Income (Loss) before income taxes	$(639,125)	$(535,288)
Income tax rate	34%	34%
Expected income tax recovery	(217,302)	(181,998)
Increase (decrease) due to:
Change in valuation allowance	217,302	181,998
Provision for income taxes	$--	$--

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	2017	2016
Deferred tax asset attributable to:
Non-capital loss	$2,999,482	$2,782,180
Less: change in valuation allowance	(2,999,482)	(2,782,180)
	$--	$--

9. INCOME TAXES (continued)

The Company's carried losses for income tax purposes are $8,822,006 which may be carried forward to apply against future income tax, expiring between 2026 and 2037. The future tax benefit of these loss carry-forwards has been offset with a full valuation allowance. These losses expire as follows:

2026	$681,591
2027	718,441
2028	1,791,899
2029	1,039,431
2020	1,272,447
2031	1,807,955
2032	335,829
2036	535,288
2037	639,125
$8,822,006

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

The Company did not file its U.S. federal income tax returns, including, without limitation, information returns on Internal Revenue Service (“IRS”) Form 5471, Information Return of U.S. Persons With Respect to Certain Foreign Corporations for the years ended December 31, 2007 through 2017. Failure to furnish any information with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to certain civil penalties.

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

In addition, because the Company did not generate any income in the United States or otherwise have any U.S. taxable income, the Company does not believe that it owes U.S. federal income taxes in respect to any transactions that the Company or any of its subsidiaries may have engaged in through December 31, 2017. However, there can be no assurance that the IRS will agree with the position, and therefore the Company ultimately could be held liable for U.S. federal income taxes, interest and penalties.

10. COMMON STOCK

During the year ended December 31, 2017, the Company issued 2,037,206 common shares on the conversion of 31,910 preferred Class B shares for $31,910.

During the year ended December 31, 2017, the Company issued, 6,905,000 common shares for cash of $62,535. Included in subscriptions receivable is $5,035, which was received subsequent to December 31, 2017.

During the year ended December 31, 2017, the Company issued 2,750,000 common shares for services with a fair value of $29,500.  Included in these issuances were 1,750,000 attached warrants with an exercise price of $0.04 per common stock for a period of two years.  The fair value of warrants was determined to be $15,933 using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield - 0%, volatility - 282%, risk-free rate - 1%, and expected life - 2 years.

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

During the year ended December 31, 2016, a preferred Class C shareholder converted 19,975 shares with a value of $20,000 to 1,747,435 common shares. The Company issued 181,833 common shares with a fair value of $4,364 for interest accrued on the 19,875 preferred Class C shares.

Preferred Shares

Issued for cash:

All classes of the preferred shares bear interest at 10% per annum paid semiannually not in advance and are convertible to shares of common stock of the Company after two years from receipt of funds at a 20% discount to the then current market price of the Company’s common stock. The preferred shares may be converted after six months and before two years under similar terms but with a 15% discount to market. At December 31, 2017, the outstanding number of preferred Classes A, B and C shares are 582,716 (December 31, 2016: 614,626), 15,000 (December 31, 2016: 15,000) and nil (December 31, 2016: nil), respectively.

11. LOSS PER SHARE

The potentially dilutive securities that were excluded from the earnings (loss) per share calculation consist of 5,157,440 warrants (2016: 829,940). The warrants and any preferred share conversions would be antidilutive and therefore excluded.

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

For the year ended December 31, 2017 management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), an Internal Control - Integrated Framework issued in 1992, to evaluate the effectiveness of our internal control over financial reporting.

Management’s Assessment of the Effectiveness of Internal Controls over Financial Reporting as of December 31, 2017

Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that our internal control over financial reporting was effective as of December 31, 2017.

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

Management’s Assessment of the Effectiveness of Disclosure Controls over Financial Reporting as of December 31, 2017

Management conducted an evaluation of the effectiveness of our disclosure control over financial reporting and determined that our disclosure control over financial reporting was  effective as of December 31, 2017. In the future, management will review the form of the 10-K to ensure that the affirmations meet the disclosure affirmation requirements and the internal control affirmation requirements. Measures have been taken to ensure any weakness in disclosure controls is remedied, principally by input from the Company’s legal securities counsel with respect to the disclosure obligations of the Company and from adequate allocation of resources.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act

Name of Director	Age	Office
Wilson Russell, PhD	72	President and Principal Financial Officer

Item 10. Executive compensation

During the year 2017 the Company paid or accrued as payable $105,000 (2016 $85,000; 2015 $50,000) to Wilson Russell, the Company’s President, for his services.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Class	Name and Address	Number of Shares	Percentage of Shares*

Common	Wilson Russell	9,014,721	11.35%
	3959 36th Ave. W
	Vancouver, B.C.
	Canada V6N 2S7

Common	All officers and directors as a group:	9,014,721	11.35%

*Based on 98,049,815 shares of common stock issued and outstanding December 31, 2017

Item 12. Certain Relationships and Related Transactions

None

Item 13. Exhibits and Reports on Form 8-K

No change in exhibits since previous filing.

No Form 8K was filed during the fourth quarter of 2017.

Item 14. Principal Accountants Fees and Services

During the year 2017 the Company’s auditors received approximately $29,000 in remuneration for audit and related services. No other services were provided to the Company by its auditors and principal accountants

During the year 2016 the Company’s auditors received approximately $16,500 in remuneration for audit and related services. No other services were provided to the Company by its auditors and principal accountants

During the year 2015 the Company’s auditors received approximately $6,250 in remuneration for audit and related services. No other services were provided to the Company by its auditors and principal accountants.

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

Northstar Electronics, Inc.

(Registrant)

By (Signature and Title):	/s/ WILSON RUSSELL
Date April 16, 2018	Wilson Russell, PhD,
Chief Executive Officer and Chief Financial Officer