Form 10-Q
period 2018-03-31
NORTHSTAR ELECTRONICS INC
filed 2018-05-11
CIK 1082027

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2018

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

Virginia Beach, VA, USA 23454

Address of principal executive offices

(778) 838 3313

Issuer's telephone number

1130 West Pender Street, Suite 950

Vancouver, BC, Canada  V6E 4A4

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

Yes[  ]  No [  ]  Not Applicable

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common shares as of March 31, 2018:  98,579,815

Transitional Small Business Disclosure Format (check one):

Yes [  ]  No [X]

PART I - FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements

NORTHSTAR ELECTRONICS, INC.

Interim Consolidated Balance Sheets

(U.S. Dollars)

	March 31, 2018	December 31, 2017
	unaudited	audited
Assets

Current
Cash	$8,360	$16,438
Total assets	$8,360	$16,438

Liabilities

Current
Accounts payable and accrued liabilities	$1,005,295	$941,115
Loans payable	434,291	434,291
Due to directors (note 3)	453,775	424,538
Legal liability	2,942,081	3,001,471
Total liabilities	4,835,442	4,801,415

Stockholders’ Deficit
Authorized:
200,000,000 Common shares with a par value of $0.0001 each 20,000,000 Preferred shares with a par value of $0.0001 each
Issued and outstanding:
98,579,815 Common shares (98,579,815 - December 31, 2017)	9,858	9,858
597,716 Preferred series A, B and C shares (597,716 - December 31, 2017)	404,299	404,299
Additional paid-in capital	8,333,396	8,333,396
Subscription receivable	-	(5,035)
Accumulated deficit	(13,574,635)	(13,527,495)
Total stockholders’ deficit	(4,827,082)	(4,784,977)
Total liabilities and stockholders’ deficit	$8,360	$16,438

Nature of operations and going concern (note 1)

See notes to the interim consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Interim Consolidated Statements of Operations

Three Months Ended March 31

Unaudited

U.S. Dollars

	2018	2017
Expenses
Administration	$15,000	$15,000
Professional fees	5,180	6,750
Management fees (note 3)	30,000	15,000
Engineering	32,000	-
Rent	2,571	2,237
Investor relations	775	785
Office	8,379	4,284
Business development (note 3)	12,000	15,010
Foreign exchange (gain)/loss	(84,237)	23,266
Interest (note 4)	25,472	24,065
	47,140	106,397

Net loss for the period	$(47,140)	$(106,397)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	98,579,815	87,585,179

See notes to the interim consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Interim Consolidated Statement of Changes in Stockholders’ Deficit

Unaudited

U.S. Dollars

	Number of Shares	Par Value	Additional Paid-In Capital	Subscriptions receivable	Accumulated Deficit	Preferred Shares	Total Stockholders’ Deficit
Balance, December 31,2016	86,887,609	$8,639	$8,194,737	$-	$(12,888,370)	$436,209	$(4,248,785)
Issuance for cash (note 2)	2,500,000	250	24,750	-	-	-	25,000
Issuance on conversion of preferred B shares (note 2)	2,037,206	204	31,706	-	-	(31,910)	-
Net loss	-	-	-	-	(106,397)	-	(106,397)
Balance March 31, 2017	91,424,815	9,093	8,251,193	-	(12,994,767)	404,299	(4,330,182)
Issuance for cash	4,405,000	440	37,095	(5,035)	-	-	32,500
Adjustment	-	50	(50)	-	-	-	-
Issued for services	2,750,000	275	29,225	-	-	-	29,500
Fair value of warrants issued	-	-	15,933	-	-	-	15,933
Net loss	-	-	-	-	(532,728)	-	(532,728)
Balance December 31, 2017	98,579,815	9,858	8,333,396	(5,035)	(13,527,495)	404,299	(4,784,977)
Subscription collected (note 2)	-	-	-	5,035	-	-	5,035
Net loss	-	-	-	-	(47,140)	-	(47,140)
Balance March 31, 2018	98,579,815	$9,858	$8,333,396	$-	$(13,574,635)	$404,299	$(4,827,082)

See notes to the interim consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Interim Consolidated Statements of Cash Flows

Three Months Ended March 31

Unaudited

U.S. Dollars

	2018	2017

Operating Activities
Net loss	$(47,140)	$(106,397)
Items not involving cash:
Foreign exchange loss	(84,862)	21,636
Changes in non-cash working capital
Changes in operating assets and liabilities	118,889	70,467
Net cash used in operating activities	(13,113)	(14,294)

Financing Activities
Subscription received	5,035	25,000
Net cash provided by financing activities	5,035	25,000

Increase (decrease) in cash	(8,078)	10,706
Cash, beginning	16,438	6,078

Cash, ending	$8,360	$16,784

See notes to the interim consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Notes to the Interim Consolidated Financial Statements

March 31, 2018

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

These unaudited consolidated interim financial statements have been prepared by management in accordance with GAAP for interim financial information, are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s December 31, 2017 Form 10-K.

The Company is in the process of regenerating its operations. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year. The accompanying interim consolidated financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months to March 31, 2018 the Company incurred a net loss of $47,140 and at March 31, 2018 had a working capital deficiency of $4,827,082.

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

2. SHARE CAPITAL

COMMON STOCK

During the three months ended March 31, 2018 the Company issued nil common shares. The Company received subscription of $5,035 related to issuance in prior year.

During the three months ended March 31, 2017, the Company issued 2,500,000 shares of common stock for cash of $25,000 and issued 2,037,206 shares of common stock for conversion of 31,910 preferred class B shares.

PREFERRED SHARES

All classes of the preferred shares bear interest at 10% per annum paid semiannually not in advance and are convertible to shares of common stock of the Company after two years from receipt of funds at a 20% discount to the then current market price of the Company’s common stock. The preferred shares may be converted after six months and before two years under similar terms but with a 15% discount to market. At March 31, 2018, the outstanding number of preferred Classes A, B and C shares are 582,716 (December 31, 2017: 582,716), 15,000 (December 31, 2017: 15,000) and nil (December 31, 2017: nil), respectively.

3. RELATED PARTY TRANSACTIONS

a)

The amount of $453,775 (December 31, 2017: $424,538) due to a director of the Company has no specific terms of repayment, is non-interest bearing and unsecured.

b)

The Company accrued management fees of $30,000 in total to a director of the Company for his services as an officer of the Company during the three months ended March 31, 2018 (2017: $15,000).

c)

The Company accrued engineering fees of $Nil in total to a director of the Company for his services during the three months ended March 31, 2018 (2017: $15,000), which are included in business development expense.

4. CONTINGENCIES

During 2000 to 2008, the Company’s former subsidiaries North Star Technical Inc. (“NTI”) and Northstar Network Ltd. (“NNL”) received funding from Atlantic Canada Opportunities Agency (“ACOA”) to fund their projects.  In 2013, ACOA filed claims against NTI, NNL and the Company for repayments of advances due to events of default.  The advance and interests ACOA claims totaled CAD$3,797,704 ($2,942,081).  In accordance with agreements signed between NTI, NNL and the Company, the Company was jointly and severally liable for the obligations.  Further, the claim amount bears a daily interest of CAD$358 from February 15, 2013 to settlement. During the three months ended March 31, 2018, the Company recorded interest expenses of $25,472.

5. NEW ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

6. SUBSEQUENT EVENT

There are no events known to management subsequent to March 31, 2018 that would have a material impact on these interim financial statements.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial information for the three month periods ended March 31, 2018 and March 31, 2017 prepared by management and the consolidated financial statements for the twelve months ended December 31, 2017 as presented in its Form 10K as filed.

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

Results of Operations

Comparison of the three months ended March 31, 2018 with the three months ended March 31, 2017.

The net loss for the three-month period ended March 31, 2018 was $47,140 compared to a net loss of $106,397 for the three months ended March 31, 2017. The decrease in net loss was in part due to foreign exchange gain incurred during the three month periods ended March 31, 2018.

Comparison of Financial Position at March 31, 2018 with March 31, 2017

The Company’s working capital deficiency at March 31, 2018 was $4,827,082, with current liabilities of $4,835,442, which are in excess of current assets of $8,360. At December 31, 2017 the Company had a working capital deficiency of $4,784,977. See also contingent liabilities (note 4) to the financial statements for the three months ended March 31, 2018.

Critical Accounting Policies and Estimates

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our annual financial statements at December 31, 2017. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

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

Liquidity and Capital Resources

Cash outflow for the first quarter ended March 31, 2018 was $(8,078) compared to an inflow of cash of $10,706 in the comparative prior quarter March 31, 2017. In the quarter, the Company received $5,035 ($25,000 in the comparative prior quarter) from equity funding and received $0 (received $0 in the comparative quarter) long term debt leaving cash on hand at March 31, 2018 of $8,360 compared to cash on hand of $16,438 at December 31, 2017 and $16,784 at March 31, 2017. Until the Company receives revenues from new contracts it will be dependent upon equity and loan financings to compensate for the outflow of cash anticipated from operations.

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

May 11, 2018	Northstar Electronics, Inc.
(Registrant)

By: /s/ Wilson Russell
Wilson Russell, PhD, President and Chief Financial Officer