Form 10-Q
period 2018-06-30
NORTHSTAR ELECTRONICS INC
filed 2018-08-14
CIK 1082027

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2018

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ________ to _________

333-90031

Commission file number

Northstar Electronics, Inc.

Exact name of small business issuer as specified in its charter

Delaware	33-0803434
State or other jurisdiction of organization	IRS Employee incorporation or Identification No.

355 Burrard Street, Suite 1000

Vancouver, BC, Canada  V6C 2G8

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

Common shares as of August 13, 2018: 101,569,815

Transitional Small Business Disclosure Format (check one): Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Balance Sheets

(U.S. Dollars)

	June 30, 2018	December 31, 2017
	unaudited	audited
Assets

Current
Cash and cash equivalents	$8,729	$16,438
	8,729	16,438

Total assets	$8,729	$16,438

Liabilities

Current
Accounts payable and accrued liabilities	$1,055,115	$941,115
Loans payable	439,166	434,291
Due to Director	478,299	424,538
Legal liability	2,908,711	3,001,471
Total liabilities	4,881,291	4,801,415

Stockholders’ Deficit
Authorized:
200,000,000 Common shares with a par value of $0.0001 each
20,000,000 Preferred shares with a par value of $0.0001 each
Issued and outstanding:
101,569,815 Common shares (98,579,815 - December 31, 2017)	10,157	9,858
597,716 Preferred shares (597,716 - December 31, 2017)	404,299	404,299
Additional Paid-in Capital	8,361,502	8,333,396
Subscription Receivable	-	(5,035)
Accumulated Deficit	(13,648,521)	(13,527,495)
Total stockholders’ deficit	(4,872,563)	(4,784,977)
	$8,729	$16,438

See notes to the interim consolidated financial statements

Nature of operations and going concern (note 1)

NORTHSTAR ELECTRONICS, INC.

Interim Consolidated Statements of Operations

Three and Six Months Ended June 30, 2018 and 2017

Unaudited

U.S. Dollars

	Three Months		Six Months
	2018	2017	2018	2017
Expenses
Management fees	$30,000	$30,000	$60,000	$45,000
Administrative fees	15,000	15,000	30,000	30,000
Professional fees	10,570	17,500	15,750	24,250
Foreign exchange (gain) loss	(57,136)	(6,086)	(141,372)	17,180
Engineering research and development	28,000	-	60,000	15,000
Investor relations	475	25,490	1,250	26,275
Interest	25,237	24,605	50,709	48,670
Marketing and sales	12,000	-	24,000	-
Office	9,740	6,241	20,689	12,772
Total expenses	73,886	112,750	121,026	219,147

Net loss for the period	$(73,886)	$(112,750)	$(121,026)	$(219,147)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	100,321,244	93,551,482	99,455,340	90,593,537

See notes to the interim consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Interim Consolidated Statement of Changes in Stockholders’ Deficit

Six Months Ended June 30, 2018

Unaudited

U.S. Dollars

	Number of Shares	Par Value	Additional Paid-In Capital	Subscriptions receivable	Accumulated Deficit	Preferred Shares	Total Stockholders’ Deficit
Balance December 31, 2017	98,579,815	$ 9,858	$ 8,333,396	$ (5,035)	$(13,527,495)	$ 404,299	$ (4,784,977)
Subscription collected (note 2)	-	-	-	5,035	-	-	5,035
Issuance for cash	2,990,000	299	28,106	-	-	-	28,405
Net loss	-	-	-	-	(121,026)	-	(121,026)
Balance June 30, 2018	101,569,815	$ 10,157	$ 8,361,502	$ -	$(13,648,521)	$ 404,299	$ (4,872,563)

See notes to the interim consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Interim Consolidated Statements of Cash Flows

Six Months Ended June 30, 2018 and 2017

Unaudited

U.S. Dollars

	2018	2017

Operating Activities
Net loss	$(121,026)	$(219,147)
Items not involving cash
Foreign exchange (gain) loss	(141,372)	17,434
Non-cash interest	50,709	48,670
Non-cash investor relations	-	24,500
Changes in non-cash working capital
Changes in operating assets and liabilities	116,939	96,690
Net cash used in operating activities	(94,750)	(31,853)

Financing Activities
Issuance of common shares for cash (net of costs)	28,405	32,500
Loans payable	4,875	-
Increases in debt to directors	53,761	-
Net cash provided by financing activities	87,041	32,500

Increase (decrease) in cash	(7,709)	647
Cash, beginning	16,438	6,078

Cash, ending	$8,729	$6,725

Non-cash Transactions
Shares issued for services	$-	$19,500
Warrants issued for services	-	5,000
	$-	$24,500

See notes to the interim consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Notes to Interim Consolidated Financial Statements

Six Months Ended June 30, 2018

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

The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year. The accompanying interim consolidated financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months to June 30, 2018, the Company incurred a net loss of $121,026 and at June 30, 2018 had a working capital deficiency of $4,872,562.

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

2. SHARE CAPITAL

COMMON STOCK

During the six months ended June 30, 2018 the Company issued 2,990,000 units for cash proceeds of $28,405. Each unit consists of one common share and half a share purchase warrants. Each share purchase warrant can be exercised at $0.05 per share for a period of one year. The Company received a subscription of $5,035 related to issuance in prior year.

PREFERRED SHARES

All classes of the preferred shares bear interest at 10% per annum paid semiannually not in advance and are convertible to shares of common stock of the Company after two years from receipt of funds at a 20% discount to the then current market price of the Company’s common stock. The preferred shares may be converted after six months and before two years under similar terms but with a 15% discount to market. At June 30, 2018, the outstanding number of preferred Classes A, B and C shares are 582,716 (December 31, 2017: 582,716), 15,000 (December 31, 2017: 15,000) and nil (December 31, 2017: nil), respectively.

WARRANTS

	Number of Warrants	Average Exercise Price per Share
Balance December 31, 2017	5,157,440	$0.13
Issued	1,495,000	$0.01
Balance June 30, 2018	6,652,440	$0.12

As at June 30, 2018 the outstanding warrants are as follows:

Expiry Date	Exercise Price	June 30, 2018	December 31, 2017
Open (1)	$ 0.50	389,170	389,170
Open (1)	$ 0.75	389,170	389,170
Open (2)	$ 0.25	51,600	51,600
April 21, 2019	$ 0.04	2,500,000	2,500,000
November 7, 2018	$ 0.05	1,562,500	1,562,000
December 25, 2018	$ 0.05	265,000	265,000
May 18, 2019	$ 0.05	1,495,000	--
Total outstanding and exercisable		6,652,440	5,157,440
Weighted average outstanding life of options (years)		0.61 - Open	0.94 - Open

(1)

These warrants were issued in 2005. The expiry date of the warrants are six months after the closing bid price for the common stock of the Company has been over $0.65 and $1.00 per share respectively for five consecutive trading days.

(2)

These warrants were issued in 2008 and they do not have an expiry date.

3. LEGAL LIABILITY

During 2000 to 2008, the Company’s former subsidiaries North Star Technical Inc. (“NTI”) and Northstar Network Ltd. (“NNL”) received funding from Atlantic Canada Opportunities Agency (“ACOA”) to fund their projects. In accordance with agreements signed between NTI, NNL and the Company, the Company was jointly and severally liable for the obligations. In 2013, ACOA filed claims against NTI, NNL and the Company for repayments of advances due to events of default. The advance and interests ACOA claims totaled CAD$3,079,475 ($2,338,553). Further, the claim amount bears a daily interest of $358 from February 15, 2013 to settlement. During the six months ended June 30, 2018, the Company recorded interest expenses of $50,709.

4. RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2018, the Company accrued management fees payable of $60,000 in total to a director of the company.

At June 30, 2018, there is a balance of $478,299 (December 31, 2017: $424,538) owing to a director of the Company for management fees and expenses reimbursement. The balance is included in accounts payable and accrued liabilities.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial information for the six month periods ended June 30, 2018 and June 30, 2017 prepared by management and the consolidated financial statements for the year ended December 31, 2017 as presented in the Form 10K as filed.

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

The Company is currently working on plans to obtain ownership rights to a single engine turbo prop airplane with industrial applications. If successful, we intend to manufacture the airplane and market it internationally. We also intend to provide Maintenance, Repair and Overhaul (MRO) services in close proximity to customers. The Company’s wholly owned subsidiary, National Five Holding Ltd, is a 60% shareholder of Northstar Sealand Enterprises Ltd. (NSEL). The constituent parts of NSEL have experience in working on certified commercial aircraft and government military contracts and have access to an established aircraft parts manufacturing facility.

Results of Operations

Comparison of the three and six months ended June 30, 2018 with the three and six months ended June 30, 2017:

The net loss for the three month period ended June 30, 2018 was $(73,886) compared to a net loss of $(112,750) for the three months ended June 30, 2017.

The net loss for the six month period ended June 30, 2018 was $(121,026) compared to a net loss of $(219,147) for the six months ended June 30, 2017.

The decrease in net loss for the three and six month period was in part due to the fact the Company incurred a foreign exchange gain.

Comparison of Financial Position at June 30, 2018 with December 31, 2017

The Company’s working capital deficiency increased at June 30, 2018 to $(4,872,562) with current liabilities of $4,881,291 which are in excess of current assets of $8,729. At December 31, 2017 the Company had a working capital deficiency of $(4,784,977). See also contingent liabilities, note 3 to the financial statements for the six months ended June 30, 2018.

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

Liquidity and Capital Resources

Cash outflow from operations for the six months ended June 30, 2018 was $(94,750) compared to an outflow of cash of $(31,853) in the comparative prior six months ended June 30, 2017. During the current period, the Company received $28,405 ($32,500 in the comparative prior period) from equity funding and received $0 (received $0 in the comparative period) long term debt leaving cash on hand at June 30, 2018 of $8,729 compared to cash on hand of $16,438 at December 31, 2017. Until the Company receives revenues from its new potential business it will be dependent upon equity funding and loan financings to compensate for the outflow of cash anticipated from operations.

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

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the date of this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer has concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner. The disclosure controls were effective at June 30, 2018.

(b) Changes in internal controls

There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their most recent evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

No change since previous filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2018 the Company issued 2,990,000 units for cash proceeds of $28,405. Each unit consists of one common share and half a share purchase warrants.  Each share purchase warrant can be exercised at $0.05 per share for a period of one year.  The Company received a subscription of $5,035 related to issuance in prior year.

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

August 13, 2018	Northstar Electronics, Inc.
(Registrant)

By: /s/ Wilson Russell
Wilson Russell, PhD, President and Chief Financial Officer