Form 10-Q
period 2018-09-30
NORTHSTAR ELECTRONICS INC
filed 2018-11-13
CIK 1082027

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ______ to ______

333-90031

Commission file number

Northstar Electronics, Inc.

Exact name of small business issuer as specified in its charter

Delaware

State or other jurisdiction of organization

#33-0803434

IRS Employee incorporation or Identification No.

1000-355 Burrard St.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. Common shares as of November 14, 2018: 127,838,231

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [X]

PART I - FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Balance Sheets

U.S. Dollars

	September 30 2018	December 31 2017
	unaudited	audited
Assets

Current
Cash	$971	$16,438

	$971	$16,438

Liabilities

Current
Accounts payable and accrued liabilities	$1,110,115	$941,115
Loans payable	442,916	434,291
Due to director	507,523	424,538
Legal liability	2,984,327	3,001,471
	5,044,881	4,801,415

Stockholders’ Deficit
Authorized:
200,000,000 Common shares with a par value of $0.0001 each 20,000,000 Preferred shares with a par value of $0.0001 each
Issued and outstanding:
127,838,231 Common shares (98,579,815 - December 31, 2017)	12,784	9,858
597,716 Preferred shares (597,716 - December 31, 2017)	404,299	404,299
Additional paid-in capital	8,608,925	8,333,396
Subscriptions receivable	(240,050)	(5,035)
Accumulated deficit	(13,829,868)	(13,527,495)
	(5,043,910)	(4,784,977)

	$971	$16,438

Nature of operations and going concern (Note 1)

See notes to the interim consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2018 and 2017

Unaudited

U.S. Dollars

	Three Months		Nine Months
	2018	2017	2018	2017

EXPENSES
Management	$30,000	$30,000	$90,000	$75,000
Consulting fees	10,000	-	10,000	-
Administration	15,000	15,000	45,000	45,000
Professional fees	5,625	(3,500)	21,375	26,650
Foreign exchange (gain)	50,523	192,467	(90,850)	209,647
Engineering and development	28,000	-	88,000	15,000
Investor relations	695	(1,600)	1,945	24,725
Marketing and sales	12,000	-	36,000	-
Office and administration	4,405	8,138	25,094	20,910
Interest expense	25,100	34,895	75,809	77,615
Total expenses	181,348	275,400	302,373	494,547

Net loss for the period	$(181,348)	$(275,400)	$(302,373)	$(494,547)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding	103,292,315	85,319,142	100,167,910	91,756,091

See notes to the interim consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Interim Consolidated Statement of Changes in Stockholders’ Deficit

Nine Months Ended September 30, 2018

Unaudited

U.S. Dollars

	Number of Shares	Par Value	Additional Paid-In Capital	Subscriptions receivable	Accumulated Deficit	Preferred Shares	Total Stockholders’ Deficit
Balance December 31, 2017	98,579,815	$ 9,858	$ 8,333,396	$ (5,035)	$(13,527,495)	$ 404,299	$ (4,784,977)
Subscription collected	-	-	-	5,035	-	-	5,035
Issuance for cash	28,258,416	2,826	265,629	(240,050)	-	-	28,405
Shares for service	1,000,000	100	9,900	-	-	-	10,000
Net loss	-	-	-	-	(302,373)	-	(302,373)
Balance September 30, 2018	127,838,231	$ 12,784	$ 8,608,925	$ (240,050)	$(13,829,868)	$ 404,299	$ (5,043,910)

See notes to the interim consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2018 and 2017

Unaudited

U.S. Dollars

	2018	2017

Operating Activities
Net loss	$(302,373)	$(494,547)
Items not involving cash
Foreign exchange loss (gain)	(90,850)	208,267
Non-cash interest	75,809	77,615
Non-cash investor relations	-	24,500
Non-cash consulting	10,000	-
Changes in non-cash working capital
Changes in operating assets and liabilities	169,000	147,190
Net cash used in operating activities	(138,414)	(36,975)

Financing Activities
Issuance of common shares for cash (net of costs)	33,440	32,500
Loans payable	8,625	-
Increases in debt (repayment to) directors	82,985	-
Net cash provided by financing activities	125,050	32,500

Decrease in cash	(15,467)	(4,475)
Cash, beginning	16,438	6,078

Cash, ending	$971	$1,604

Non-cash Transactions
Shares issued for services	$10,000	$19,500
Warrants issued for services	-	5,000
	$10,000	$24,500

See notes to the unaudited interim consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Notes to Interim Consolidated Financial Statements

Nine Months Ended September 30, 2018

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

The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year. The accompanying interim consolidated financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months ended September 30, 2018 the Company incurred a net loss of $302,373 and at September 30, 2018 had a working capital deficiency of $5,043,910.

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

2. SHARE CAPITAL

COMMON STOCK

During the nine months ended September 30, 2018, the Company issued 28,258,416 shares of common stock for cash of $268,455 of which $240,050 was received subsequent to September 30, 2018. Each share had one-half share purchase warrant attached to it which allows the holder to purchase one common share for each full share purchase warrant at an exercise price of $0.05 for a term of two years from the issuance date.

During the nine months ended September 30, 2018 the Company issued 1,000,000 shares of common stock with a fair value of $10,000 for consulting services. Each share had one-half share purchase warrant attached to it which allows the holder to purchase one common share for each full share purchase warrant at an exercise price of $0.05 for a term of two years from the issuance date.

PREFERRED SHARES

At September 30, 2018, the outstanding number of preferred Classes A, B and C shares are 582,716 (December 31, 2017: 582,716), 15,000 (December 31, 2017: 15,000) and nil (December 31, 2017: nil), respectively

WARRANTS

	Exercise	Number of Warrants
Expiry Date	Price	2018	2017
Open (1)	$ 0.50	389,170	389,170
Open (1)	$ 0.75	389,170	389,170
Open (2)	$ 0.25	51,600	51,600
April 20, 2019	$ 0.04	2,500,000	2,500,000
November 7, 2018	$ 0.05	1,562,500	1,562,500
December 25, 2018	$ 0.05	265,000	265,000
May 18, 2019	$ 0.05	1,495,000	-
September 30, 2020	$ 0.05	13,134,208	-
Total outstanding and exercisable		19,786,648	5,157,440
Weighted average outstanding life of warrants (years)		1.46 - Open	0.94 - Open

(1)

These warrants were issued in 2005. The expiry date of the warrants are six months after the closing bid price for the common stock of the Company has been over $0.65 and $1.00 per share respectively for five consecutive trading days.

(2)

These warrants were issued in 2008 and they do not have an expiry date.

3. LEGAL LIABILITY

During 2000 to 2008, the Company’s former subsidiaries Northstar Technical Inc. (“NTI”) and Northstar Network Ltd. (“NNL”) received funding from Atlantic Canada Opportunities Agency (“ACOA”) to fund their projects. In accordance with agreements signed between NTI, NNL and the Company, the Company was jointly and severally liable for the obligations. In 2013, ACOA filed claims against NTI, NNL and the Company for repayments of advances due to events of default. The advance and interests ACOA claims totaled CAD$3,079,475 ($2,378,894). Further, the claim amount bears a daily interest of CAD$358 from February 15, 2013 to settlement. During the nine months ended September 30, 2018, the Company recorded interest expenses of $75,809.

4. RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2018, the Company accrued management fees payable of $90,000 (September 30, 2017: $75,000) in total to a director of the company.

At September 30, 2018, there is a balance of $507,523 (December 31, 2017: $424,538) owing to a director of the Company for management fees and expenses reimbursement.  The balance is included in current liabilities.

5. NEW ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

6. SUBSEQUENT EVENT

On October 2, 2018 the Company collected its subscriptions receivable in cash for the amount of $240,050.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial information for the three and nine month periods ended September 30, 2018 and September 30, 2017 prepared by management and the audited consolidated financial statements for the twelve months ended December 31, 2017 as presented in the Company’s Form 10K and amendments as filed.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2018 with the three and nine months ended September 30, 2017:

Gross revenues from all sources for the three month period ended September 30, 2018 were $0 compared to $0 in the comparative prior three month period.  Gross revenues from all sources for the nine month period ended September 30, 2018 were $0 compared to $0 in the comparative prior nine month period. In prior years the Company earned modest consulting fees as the Company continued to reorganize its business.

The net loss for the three month period ended September 30, 2018 was $(181,348) compared to a net loss of $(275,400) for the three months ended September 30, 2017.  The net loss was comparable to the prior year as the Company continued to reduce office and administration expenses as well as engineering and marketing expenses. The effects on our operations were minimal and we were able to make meaningful advances in our efforts to purchase the rights to the airplane.

Comparison of Financial Position at September 30, 2018 with December 31, 2017

The Company’s working capital deficiency increased at September 30, 2018 to $5,043,910 with current liabilities of $5,044,881 which are in excess of current assets of $971. At December 31, 2017 the Company had a working capital deficiency of $4,784,977. See also legal liabilities, note 3 to the financial statements for the nine months ended September 30, 2018.

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

Liquidity and Capital Resources

Cash outflow for the nine months ended September 30, 2018 was $(15,467) compared to an outflow of cash of $(4,475) in the comparative prior nine months ended September 30, 2017. During the current period, the Company received $33,440 ($32,500 in the comparative prior period) from equity funding leaving cash on hand at September 30, 2018 of $971 compared to cash on hand of $16,438 at December 31, 2017. Until the Company receives revenues from new contracts it will be dependent upon equity and loan financings to compensate for the outflow of cash anticipated from operations.

At this time, no commitment for funding has been made to the Company.

The Company’s continued operations are dependent upon obtaining revenues from outside sources or raising additional funds through debt or equity financing.

Item 3. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures

Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the date of this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer has concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner. The disclosure controls were effective at September 30, 2018.

(b)  Changes in internal controls

There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their most recent evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

No change since previous filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Options Granted: Nil

Warrants Issued: Refer to the September 30, 2018 interim 9 month  financial statements.

Common Stock Issued:  During the nine months ended September 30, 2018, the Company issued 2,990,000 shares of common stock for cash of $28,405.

Preferred Stock Subscribed: Refer to the September 30, 2018 interim 9 month  financial statements.

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

November13, 2018	Northstar Electronics, Inc.
(Registrant)

By: /s/ Wilson Russell
Wilson Russell, PhD, President and Chief Financial Officer