Form 10-K
period 2018-12-31
NORTHSTAR ELECTRONICS INC
filed 2019-04-01
CIK 1082027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

State issuer’s revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed year end: $473,000

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. Outstanding shares of common stock as of March 28, 2019: 127,838,231

Documents incorporated by reference: None

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

Because we have a net loss from operations of $257,946 for the year ended December 31, 2018 and have accumulated losses of $13,785,441 from inception, we face a risk of insolvency and we remain dependent on equity and debt financing to help pay operating costs and to help cover operating losses.  Business financing is being pursued but there is no financing in place at the time of this filing.

The Company had previously been dependent on contract manufacturing which did not deliver long term positive financial results, as had been expected. We are, at present, working to develop a business area in the aerospace sector. Our future is uncertain if we fail to develop this business area. Please also refer to our December 31, 2018 year end audited financial statements and notes thereto.

The auditor’s report for our December 31, 2018 consolidated financial statements includes an additional paragraph that identifies conditions which raise doubt about our ability to continue as a going concern. The audited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PART I

Item 1. Description of Business

The business of the Company is primarily that of a holding company with subsidiaries. The Company’s wholly owned subsidiary, National Five Holding Ltd, holds a 60 percent share interest in Northstar Sealand Enterprises Ltd (“NSEL”). NSEL has been incorporated to pursue a manufacturing, marketing, sales and maintenance opportunity in the aviation industry and is in negotiations with a major aviation company.

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

Homeland Security and Military Defense:

The Company had expected that design and manufacture of homeland security and anti-terrorism systems would have grown rapidly as the United States Department of Homeland Security and the United States Navy had planned to ramp up efforts to protect ports, other onshore high value assets and ships. In partnership with a division of Lockheed Martin Corp,, we responded to a Request for Quote by the USN and they gave us the highest assessment. We sold several systems but the DHS took the USN’s budget meant to purchase our systems and use the funds for the war in Iraq. This also happened the following year and subsequently the USN cancelled the program.

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

For several customers,  Northstar was carrying out  electronic and mechanical design work.

The Company’s former customers included Lockheed Martin MS2, Lockheed Martin Canada, Lockheed Martin Aeronautics and L-3.

NEW DIRECTION

The Company expended considerable efforts during the past year in developing operational knowledge of a particular industrial single engine Turbo Prop airplane., conducting research into Supply Chain Management Systems applicable to this project, carrying out market research in different geographical areas, in conducting research into the most efficient procedures to obtain the Type Certificate for the airplane and in developing the most cost effective ways to carry out production of the airplane.

We are now moving in a new direction whereby we intend to build our own systems in the civilian aviation sector. We believe that this affords improved control over the business outcomes compared to the contract manufacturing business.

The Company is working to obtain worldwide rights to a single engine Turbo Prop airplane with industrial applications. If successful, we intend to manufacture and market the airplane internationally and provide Maintenance, Repair and Overhaul (MRO) services in close proximity to customers. The Company’s wholly owned subsidiary, National Five Holding Ltd, is a 60% shareholder of Northstar Sealand Enterprises Ltd (NSEL). NSEL, has experience in working on certified commercial aircraft and government military contracts, and has access to an established aircraft assembly and parts manufacturing facility.

Airplane Applications

The airplanes are designed to carry out Rapid Response Forest Fire Fighting and Agriculture Crop Dusting. We are looking into other applications including Cloud Seeding.

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

The approvals would likely be for an in-country Type Certificate and other certificates, as required, in other countries where the airplane would be marketed.

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

EMPLOYEES

As of December 31, 2018 the Company has a team of experienced consultants who provide administration, marketing and engineering services to the Company.

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

The Company maintains an office at:

1000-355 Burrard St., Vancouver BC Canada  V6C 2G8

Item 3. Legal Proceedings

There are no known undisclosed legal filings registered or contemplated against the Company.

The Company is liable to repay CAD$3,079,475 in assistance received from the Atlantic Canada Opportunity Agency (ACOA) by the Company’s two subsidiaries, Northstar Technical Inc. (NTI) and Northstar Network Ltd. (NNL). The Company, for reasons of expediency, became a cosigner of the agreements the subsidiaries had with ACOA. Subsequently, ACOA claimed that NTI and NNL were delinquent in their payments and, eventually, in early 2013 ACOA launched legal action in Newfoundland where the two subsidiaries had operated. The Company was not in a financial position at the time to launch a defense and ACOA received a judgment unopposed. The Company intends to approach ACOA with an offer of settlement within the next several months.

Item 4. Submission of Matters to a Vote of Security Holders

There have been no changes since the previous filing. The Company has filed with the SEC an SB-1 registration statement April 2000, an S-8 registration November 2000 and quarterly reports (form 10QSB) for June and September 2000 and for March, June and September 2001, 2002, 2003, 2004, 2005, 2006 and 2007, form 10Q’s for March, June and September 2008, 2009, 2010, 2011, 2012 - 2014, 2015, 2016, 2017 and 2018 and annual reports (form 10KSB) for December 31, 2000, 2001, 2002, 2003, 2004, 2005, 2006, 2007 and form 10K for 2008, 2009, 2010, 2011 and the years 2012 thru 2014 and for 2015, 2016 and 2017.

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

The following discussion, comparison and analysis should be read in conjunction with the Company’s accompanying audited consolidated financial statements for the years ended December 31, 2018 and 2017 and the notes related thereto. The discussion of results, causes and trends should not be construed to infer conclusions that such results, causes or trends necessarily will continue in the future.

DISCUSSION

The following table sets forth for the years indicated items included in the Company’s consolidated statement of operations:

	2018	2017

Total revenue	$-	$-

Cost of goods sold	-	-

Gross margin	-	-

Expenses	257,946	639,125

Net income (loss)	$(257,946)	$(639,125)
Net income (loss) per share	$(0.00)	$(0.01)

During the years ended December 31, 2018 and 2017, the Company continued its recovery from the loss of its contracts, continued to improve its internal systems and continued working toward attaining suitable new contracts.

A shortage of working capital in support of operations has been an issue as the Company took measures to provide that support. Sufficient capital was not raised and consequent business operations were kept at a minimum.

The Company experienced operating losses of $257,946 for 2018, and $639,125 for 2017 while maintaining an office and continuing its search for its next opportunity.

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

Results of Operations

Nil revenue was generated in the years 2018 and 2017 resulting in negligible cash flow. The Company generated $0 in contract and $0 sales revenues during this period.

During 2018 the Company incurred costs of $137,435 ($67,280 during 2017) on market assessments, type certificate matters, supply chain management planning, quality control, first assembly plans, follow-on production plans, and maintenance, repair and overall planning related to the acquisition of the worldwide rights to the single engine industrial Turbo Prop airplane.

Liquidity and Capital Resources

The Company used cash in operations of $(127,672) in 2018 compared to cash used by operations of $(47,140) in 2017 and $(65,189) in 2016.

In 2018 the Company raised equity financing of $282,065. In 2017 the Company raised equity financing of $57,500.

The Company’s working capital and capital requirements will depend on many factors, including the ability of the Company to obtain aircraft sales in order to generate sufficient funds to cover the current level of operating expenses. During the most recent fiscal year (2018) the Company increased its current debt by $128,899 (2017 increased by $539,260). The Company is attempting to negotiate a secure equity financing in the short term.

The Company is liable to repay CAD$3,079,475 in assistance received from the Atlantic Canada Opportunity Agency (ACOA) by the Company’s two former subsidiaries, Northstar Technical Inc. (NTI) and Northstar Network Ltd. (NNL). The Company, for reasons of expediency, became a cosigner of the agreements the subsidiaries had with ACOA. Subsequently, ACOA claimed that NTI and NNL were delinquent in their payments and, eventually, in early 2013 ACOA launched legal action in Newfoundland where the two subsidiaries had operated. The Company was not in a financial position at the time to launch a defense and ACOA received a judgment unopposed. The Company intends to approach ACOA with an offer of settlement within the next several months.

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

Item 7. Financial Statements

NORTHSTAR ELECTRONICS, INC.

Index to Consolidated Financial Statements December 31, 2018 and 2017 (U.S. Dollars)

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Northstar Electronics, Inc. (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficit and cash flows, for the years then ended, and the related notes and schedules (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DALE MATHESON CARR-HILTON LABONTE LLP

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2016

Vancouver, Canada

March 29, 2019

NORTHSTAR ELECTRONICS, INC.

Consolidated Balance Sheets

December 31

(US Dollars)	2018	2017

Assets

Current
Cash	$170,831	$16,438

Total Current Assets	170,831	16,438

Total Assets	$170,831	$16,438

Liabilities

Current
Accounts payable and accrued liabilities (note 4)	$1,110,456	$941,115
Loans payable (note 5)	442,916	434,291
Due to directors (note 6)	521,074	424,538
Legal liability (note 7)	2,855,868	3,001,471

Total Current Liabilities	4,930,314	4,801,415

Total Liabilities	4,930,314	4,801,415

Stockholders’ Deficit

Common Stock (note 10)
Authorized:
200,000,000 Common shares with a par value of $0.0001 each
20,000, 000 Preferred shares with a par value of $0.0001 each
Issued and outstanding:
127,838,231 Common shares (98,579,815 - 2017)	12,784	9,858
597,716 Preferred shares (597,716 - 2017)	404,299	404,299
Additional Paid-in Capital	8,608,875	8,333,396
Subscriptions receivable	-	(5,035)
Accumulated Deficit	(13,785,441)	(13,527,495)

Total Stockholders’ Deficit	(4,759,483)	(4,784,977)

Total Liabilities and Stockholders’ Deficit	$170,831	$16,438

Nature of operations and going concern (note 1)

See notes to consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

Years Ended December 31

(US Dollars)

	2018	2017
Expenses
Research and development (note 6)	$99,855	$50,280
Travel, marketing and business development	37,580	17,000
Management fees (note 6)	120,000	105,000
Administration	60,000	60,000
Consulting	-	2,000
Rent and storage	10,362	9,421
Professional fees	13,642	36,260
Investor relations	13,899	46,622
Office and miscellaneous	6,167	3,566
Filing and transfer agent fees	33,023	15,342
Foreign exchange (gain) loss	(237,416)	192,865

Net loss before other items	(157,112)	(538,356)

Other items
Interest expense (Note 7)	(100,834)	(100,769)
Net and comprehensive loss	$(257,946)	$(639,125)

Loss Per Share (Basic)	$(0.00)	$(0.01)
Loss Per Share (Dilutive)	$-	$-

Weighted Average Number of Common Shares Outstanding (Basic and Diluted)	113,309,684	92,704,124

See notes to consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Statements of Changes in Stockholders’ Deficit

Years Ended December 31

(US Dollars)

	Number of Shares	Par Value	Additional Paid-In Capital	Subscriptions receivable	Accumulated Deficit	Preferred Shares	Total Stockholders’ Deficit
Balance, December 31,2016	86,887,609	$8,639	$8,194,737	$-	$(12,888,370)	$436,209	$(4,248,785)
Issuance for cash (note 10)	6,905,000	690	61,845	(5,035)	-	-	57,500
Adjustment	-	50	(50)	-	-	-	-
Issuance on conversion of preferred B shares (note 10)	2,037,206	204	31,706	-	-	(31,910)	-
Issued for services (note 10)	2,750,000	275	29,225	-	-	-	29,500
Fair value of warrants issued (note 10)	-	-	15,933	-	-	-	15,933
Net loss	-	-	-	-	(639,125)	-	(639,125)
Balance, December 31,2017	98,579,815	9,858	8,333,396	(5,035)	(13,527,495)	404,299	(4,784,977)
Issued for services (note 10)	1,000,000	100	9,900	-	-	-	10,000
Issuance for cash (note 10)	28,258,416	2,826	265,579	-	-	-	268,405
Subscription collected	-	-	-	5,035	-	-	5,035
Net loss	-	-	-	-	(257,946)	-	(257,946)
Balance, December 31, 2018	127,838,231	$12,784	$8,608,875	$-	$(13,785,441)	$404,299	$(4,759,483)

See notes to consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Statements of Cash Flows

Years Ended December 31

(US Dollars)

	2018	2017

Operating Activities
Net loss	$(257,946)	$(639,125)
Items not involving cash:
Non-cash consulting	-	2,000
Non-cash investor relations	10,000	43,433
Foreign exchange (gain) loss	(246,437)	193,833
Changes in Non-Cash Working Capital:
Prepaid expenses	-	7,292
Accounts payable and accrued liabilities	169,341	134,670
Due to director	96,536	109,988
Interest accrual	100,834	100,769
Cash Used in Operating Activities	(127,672)	(47,140)

Financing Activities
Issuance of share capital for cash	273,440	57,500
Loan advances	8,625	-
Cash Provided by Financing Activities	282,065	57,500

Increase in Cash	154,393	10,360
Cash, Beginning	16,438	6,078
Cash, Ending	$170,831	$16,438

Supplemental Information
Income taxes paid	$-	$-
Interest paid	$-	$-

Non-cash transactions
Common shares issued for interest	$-	$-
Common shares issued for goodwill	$-	$-
Common shares issued for consulting	$10,000	$2,000
Common shares issued for investor relations	$-	$27,500

See notes to consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to continue as a going-concern and contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2018 the Company incurred a net loss of $257,946 (2017: $639,125) and had a working capital deficiency of $4,759,483 (2017: $4,784,977). Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by issuing debt and equity financing.

2. SIGNIFICANT ACCOUNTING POLICIES

a. Basis of consolidation

The consolidated financial statements include the accounts of the Company and its controlled subsidiary, National Five Holding Ltd, which was inactive during the years ended December 31, 2018 and 2017.

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

e. Use of estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from these estimates.

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

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

h. Segments of an enterprise and related information

ASC 280, “Segment Reporting” establishes guidance for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public.  It also establishes standards for disclosures regarding products and services, geographic areas and major customers.  ASC 280 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	2018	2017
Accounts payable	$259,550	$500,115
Accrued liabilities	850,906	441,000
	$1,110,456	$941,115

5. LOANS PAYABLE

	2018	2017
Demand loans	$417,364	$417,364
Promissory notes	8,625	-
Interest payable	16,927	16,927
	$442,916	$434,291

The demand loans are non-interest bearing, unsecured with no fixed terms of repayment.

The promissory notes bear interest rate of 10% per annum and are convertible to the Company’s shares at the Company’s option at a price to be agreed upon both the Company and the promissory note holders.

6. RELATED PARTY TRANSACTIONS

a.

The amount of $521,074 (December 31, 2017: $424,538) due to a director of the Company has no specific terms of repayment, is non-interest bearing and unsecured.

b.

The Company accrued management fees payable of $120,000 in total to a director of the Company for his services as an officer of the Company during the year ended December 31, 2018 (2017: $105,000).

c.

The Company accrued engineering fees payable of $nil in total to a director of the Company for his services during the year ended December 31, 2018 (2017: $15,000), which are included in research and development expense.

7. LEGAL LIABILITY

During 2000 to 2008, the Company’s former subsidiaries Northstar Technical Inc. (“NTI”) and Northstar Network Ltd. (“NNL”) received funding from Atlantic Canada Opportunities Agency (“ACOA”) to fund their projects. In 2013, ACOA filed claims against NTI, NNL and the Company for repayments of advances due to events of default. The advances and interests ACOA claimed totaled $3,079,475 CAD ($2,257,255). In accordance with the agreements signed between NTI, NNL and the Company, the Company was jointly and severally liable for the obligations. Further, the claim amount bears a daily interest of CAD $358 from February 15, 2013 to settlement. During the year ended December 31, 2018, the Company accrued interest in the amount of $100,834 (2017: $100,769).

	2018	2017
Legal liability	$2,257,255	$2,454,649
Interest payable	598,613	546,822
	$2,855,868	$3,001,471

8. WARRANTS

Warrant activity for the years ended December 31, 2018 and 2017 is as follows:

	Number of Warrants	Exercise Price per Share	Weighted Average Exercise Price
Balance December 31, 2016	829,940	$0.15 - $0.75	$0.64
Issued	2,500,000	$0.04	$0.04
Issued	1,827,500	$0.05	$0.05
Balance December 31, 2017	5,157,440	$0.60	$0.60
Expired	(1,827,500)	--	--
Issued	14,629,208	$0.05	$0.05
Balance December 31, 2018	17,959,148		$0.43

8. WARRANTS (continued)

As at December 31, 2018 the outstanding warrants were. :

	Exercise	Number of Warrants
Expiry Date	Price	2018	2017
Open (1)	$ 0.50	389,170	389,170
Open (1)	$ 0.75	389,170	389,170
Open (2)	$ 0.25	51,600	51,600
April 20, 2019	$ 0.04	2,500,000	2,500,000
December 25, 2018	$ 0.05	--	265,000
November 7, 2018	$ 0.05	--	1,562,500
April 23, 2020	$ 0.05	645,000	--
April 23, 2020	$ 0.05	850,000	--
September 30, 2020	$ 0.05	792,103	--
September 30, 2020	$ 0.05	500,000	--
September 30, 2020	$ 0.05	11,842,106	--
Total outstanding and exercisable		17,959,149	5,157,440
Weighted average outstanding life of warrants (years)		1.35 - Open	0.94 - Open

(1)

These warrants were issued in 2005. The expiry date of the warrants are six months after the closing bid price for the common stock of the Company has been over $0.65 and $1.00 per share respectively for five consecutive trading days.

(2)

These warrants were issued in 2008 and they do not have an expiry date.

9. INCOME TAXES

Income taxes vary from the amount that would be computed by applying the estimated combined statutory income tax rate (21%) for the following reasons:

	2018	2017
Loss before income taxes	$(257,946)	$(639,125)
Income tax rate	21%	34%
Expected income tax recovery	(54,169)	(217,302)
Effect from change in tax rates	1,146,861	--
Change in valuation allowance	(1,092,692)	217,302
Provision for income taxes	$--	$--

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	2018	2017
Deferred tax asset attributable to:
Non-capital loss	$1,906,790	$2,999,482
Less: change in valuation allowance	(1,906,790)	(2,999,482)
	$--	$--

9. INCOME TAXES (continued)

The Company's carried losses for income tax purposes are $9,079,952 which may be carried forward to apply against future income tax. The future tax benefit of these loss carry-forwards has been offset with a full valuation allowance. These losses expire as follows:

2026	$681,591
2027	718,441
2028	1,791,899
2029	1,039,431
2030	1,272,447
2031	1,807,955
2032	864,013
2033	102,286
2034	(297,953)
2035	(332,517)
2036	535,288
2037	639,125
2038	257,946
$9,079,952

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

The Company did not file its U.S. federal income tax returns, including, without limitation, information returns on Internal Revenue Service (“IRS”) Form 5471, Information Return of U.S. Persons With Respect to Certain Foreign Corporations for the years ended December 31, 2007 through 2018. Failure to furnish any information with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to certain civil penalties.

The Company did not file the information reports for the years ended December 31, 2007 through 2018 concerning its interest in foreign bank accounts on TDF 90-22.1, “Report of Foreign Bank and Financial Accounts” (“FBARs”). For not complying with the FBAR reporting and recordkeeping requirements, the Company is potentially subject to civil penalties up to $10,000 for each of its foreign bank accounts.

In addition, because the Company did not generate any income in the United States or otherwise have any U.S. taxable income, the Company does not believe that it owes U.S. federal income taxes in respect to any transactions that the Company or any of its subsidiaries may have engaged in through December 31, 2018. However, there can be no assurance that the IRS will agree with the position, and therefore the Company ultimately could be held liable for U.S. federal income taxes, interest and penalties.

10. COMMON STOCK

During the year ended December 31, 2018, the Company issued 28,258,416 common shares for cash of $268,405.  Included in these issuances were 14,629,208 attached warrants with an exercise price of $0.05 for a period of one to two years. No value was attributed to these warrants.

During the year ended December 31, 2018, the Company issued 1,000,000 common shares for services with a fair value of $10,000. Included in this issuance were 500,000 attached warrants with an exercise price of $0.05 for a period of two years. No fair value was attributed to the warrants as the $10,000 was determined to be the fair value of the service received.

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

Preferred Shares

Issued for cash:

All classes of the preferred shares bear interest at 10% per annum paid semiannually not in advance and are convertible to shares of common stock of the Company after two years from receipt of funds at a 20% discount to the then current market price of the Company’s common stock. The preferred shares may be converted after six months and before two years under similar terms but with a 15% discount to market. At December 31, 2018, the outstanding number of preferred Classes A, B and C shares are 582,716 Class A (December 31, 2017: 582,716), 15,000 Class B (December 31, 2017: 15,000) and nil Class C (December 31, 2017: nil), respectively.

11. LOSS PER SHARE

The potentially dilutive securities that were excluded from the earnings (loss) per share calculation consist of 17,959,148 warrants (2017: 5,157,440). The warrants and any preferred share conversions would be antidilutive and therefore excluded.

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

For the year ended December 31, 2018 management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), an Internal Control - Integrated Framework issued in 1992, to evaluate the effectiveness of our internal control over financial reporting.

Management’s Assessment of the Effectiveness of Internal Controls over Financial Reporting as of December 31, 2018

Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that our internal control over financial reporting was effective as of December 31, 2018.

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

Management’s Assessment of the Effectiveness of Disclosure Controls over Financial Reporting as of December 31, 2018

Management conducted an evaluation of the effectiveness of our disclosure control over financial reporting and determined that our disclosure control over financial reporting was  effective as of December 31, 2018. In the future, management will review the form of the 10-K to ensure that the affirmations meet the disclosure affirmation requirements and the internal control affirmation requirements. Measures have been taken to ensure any weakness in disclosure controls is remedied, principally by input from the Company’s legal securities counsel with respect to the disclosure obligations of the Company and from adequate allocation of resources.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act

Name of Director	Age	Office
Wilson Russell, PhD	73	President and Principal Financial Officer

Item 10. Executive compensation

During the year 2018 the Company paid or accrued as payable $120,000 (2017 $105,000; 2016 $85,000) to Wilson Russell, the Company’s President, for his services.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Class	Name and Address	Number of Shares	Percentage of Shares*

Common	Wilson Russell	9,014,721	7.05%
	3959 36th Ave. W
	Vancouver, B.C.
	Canada V6N 2S7

Common	All officers and directors as a group:	9,014,721	7.05%

*Based on 127,838,231 shares of common stock issued and outstanding December 31, 2018

Item 12. Certain Relationships and Related Transactions

None

Item 13. Exhibits and Reports on Form 8-K

No change in exhibits since previous filing.

No Form 8K was filed during the fourth quarter of 2018.

Item 14. Principal Accountants Fees and Services

During the year 2018 the Company’s auditors received approximately $16,000 in remuneration for audit and related services. No other services were provided to the Company by its auditors and principal accountants

During the year 2017 the Company’s auditors received approximately $29,000 in remuneration for audit and related services. No other services were provided to the Company by its auditors and principal accountants

During the year 2016 the Company’s auditors received approximately $16,500 in remuneration for audit and related services. No other services were provided to the Company by its auditors and principal accountants

During the year 2015 the Company’s auditors received approximately $6,250 in remuneration for audit and related services. No other services were provided to the Company by its auditors and principal accountants.

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

Northstar Electronics, Inc.

(Registrant)

By (Signature and Title):	/s/ WILSON RUSSELL
Date April 1, 2019	Wilson Russell, PhD,
Chief Executive Officer and Chief Financial Officer