Form 10-Q
period 2019-03-31
NORTHSTAR ELECTRONICS INC
filed 2019-05-10
CIK 1082027

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2019

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

__________

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

Yes[  ]  No [  ]  Not Applicable

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common shares as of May 13, 2019:  127,838,231

Transitional Small Business Disclosure Format (check one):

Yes [  ]  No [X]

PART I - FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements

NORTHSTAR ELECTRONICS, INC.

Interim Consolidated Balance Sheets

(U.S. Dollars)

	March 31, 2019	December 31, 2018
	unaudited	audited
Assets

Current
Cash	$141,046	$170,831
Total assets	$141,046	$170,831

Liabilities

Current
Accounts payable and accrued liabilities	$1,133,957	$1,110,456
Loans payable	442,916	442,916
Due to directors (note 2)	544,234	521,074
Legal liability	2,939,723	2,855,868
Total liabilities	5,060,830	4,930,314

Stockholders’ Deficit
Authorized:
200,000,000 Common shares with a par value of $0.0001 each 20,000,000 Preferred shares with a par value of $0.0001 each
Issued and outstanding:
127,838,231 Common shares (127,838,231 - December 31, 2018)	12,784	12,784
597,716 Preferred series A, B and C shares (597,716 - December 31, 2018)	404,299	404,299
Additional paid-in capital	8,608,875	8,608,875
Accumulated deficit	(13,945,742)	(13,785,441)
Total stockholders’ deficit	(4,919,784)	(4,759,483)
Total liabilities and stockholders’ deficit	$141,046	$170,831

Nature of operations and going concern (note 1)

Subsequent event (note 5)

See notes to the interim consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Interim Consolidated Statements of Operations

Three Months Ended March 31

Unaudited

U.S. Dollars

	2019	2018
Expenses
Administration	$15,750	$15,000
Professional fees	13,298	5,180
Management fees (note 2)	30,000	30,000
Engineering	11,250	32,000
Rent	2,658	2,571
Investor relations	3,375	775
Office	1,918	8,379
Business development	-	12,000
Foreign exchange (gain)/loss	57,887	(84,237)
Interest (note 3)	24,165	25,472
	160,301	47,140

Net loss for the period	$(160,301)	$(47,140)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	127,838,231	98,579,815

See notes to the interim consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Interim Consolidated Statements of Cash Flows

Three Months Ended March 31

Unaudited

U.S. Dollars

	2019	2018

Operating Activities
Net loss	$(160,301)	$(47,140)
Items not involving cash:
Foreign exchange gain (loss)	58,383	(84,862)
Changes in non-cash working capital
Changes in operating assets and liabilities	72,133	118,889
Net cash used in operating activities	(29,785)	(13,113)

Financing Activities
Subscription received	-	5,035
Net cash provided by financing activities	-	5,035

Decrease in cash	(29,785)	(8,078)
Cash, beginning	170,831	16,438

Cash, ending	$141,046	$8,360

See notes to the interim consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Notes to the Interim Consolidated Financial Statements

March 31, 2019

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

These unaudited consolidated interim financial statements have been prepared by management in accordance with GAAP for interim financial information, are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s December 31, 2018 Form 10-K.

The Company is in the process of regenerating its operations. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year. The accompanying interim consolidated financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months to March 31, 2019 the Company incurred a net cash outflow of $29,785 and at March 31, 2019 had a working capital deficiency of $4,919,784.

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

2. RELATED PARTY TRANSACTIONS

a)

The amount of $544,234 (December 31, 2018: $453,775) due to a director of the Company has no specific terms of repayment, is non-interest bearing and unsecured.

b)

The Company accrued management fees of $30,000 in total to a director of the Company for his services as an officer of the Company during the three months ended March 31, 2019 (2018: $30,000).

3. CONTINGENCIES

During 2000 to 2008, the Company’s former subsidiaries Northstar Technical Inc. (“NTI”) and Northstar Network Ltd. (“NNL”) received funding from Atlantic Canada Opportunities Agency (“ACOA”) to fund their projects. In 2013, ACOA filed claims against NTI, NNL and the Company for repayments of advances due to events of default. The advance and interests ACOA claims totaled CAD$3,797,704. In accordance with agreements signed between NTI, NNL and the Company, the Company was jointly and severally liable for the obligations. Further, the claim amount bears a daily interest of CAD$358 from February 15, 2013 to settlement. During the three months ended March 31, 2019, the Company recorded interest expenses of $24,165 (2018: $25,472).

4. NEW ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

5. SUBSEQUENT EVENT

In April 2019, 3,995,000 warrants expired unexercised.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial information for the three month periods ended March 31, 2019 and March 31, 2018 prepared by management and the consolidated financial statements for the twelve months ended December 31, 2018 as presented in its annual Form 10K as filed.

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

The Company’s Services

We intend to build our own systems in the civilian aviation sector. The Company is working on plans to obtain world rights to a single engine turbo prop airplane with industrial applications. If successful, we intend to market the airplane internationally and provide Maintenance, Repair and Overhaul (MRO) services in close proximity to customers. The Company’s wholly owned subsidiary, National Five Holding Ltd, is a 60% shareholder of Northstar Sealand Enterprises Ltd (NSEL). The constituent parts of NSEL has experience in working on certified commercial aircraft and government military contracts, and has access to an established aircraft parts manufacturing and assembly facility.

Results of Operations

Comparison of the three months ended March 31, 2019 with the three months ended March 31, 2018.

The net loss for the three-month period ended March 31, 2019, after a foreign exchange adjustment of negative $57,887 was $160,301 compared to a net loss of $47,140 for the three months ended March 31, 2018. The decrease in net loss was in part due to foreign exchange fluctuations incurred during the three month period ended March 31, 2019.

Comparison of Financial Position at March 31, 2019 with March 31, 2018

The Company’s working capital deficiency at March 31, 2019 was $4,919,784, with current liabilities of $5,060,830, which are in excess of current assets of $141,046. At December 31, 2018 the Company had a working capital deficiency of $4,759,483. See also contingent liabilities (note 3) to the financial statements for the three months ended March 31, 2019.

Critical Accounting Policies and Estimates

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our annual financial statements at December 31, 2018. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

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

Liquidity and Capital Resources

Cash outflow for the first quarter ended March 31, 2019 was $29,785 compared to an outflow of cash of $8,078 in the comparative prior quarter March 31, 2018. In the quarter, the Company received $0 ($5,035 in the comparative prior quarter) from equity funding and received $0 (received $0 in the comparative quarter) long term debt leaving cash on hand at March 31, 2019 of $141,046 compared to cash on hand of $170,831 at December 31, 2018 and $8,360 at March 31, 2018. Until the Company receives revenues from new contracts it will be dependent upon equity and loan financings to compensate for the outflow of cash anticipated from operations.

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

No change since previous filing

Item 5. Other Information.

No change since previous filing

Item 6. Exhibits

No change since previous filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 10, 2019	Northstar Electronics, Inc.
(Registrant)

By: /s/ Wilson Russell
Wilson Russell, PhD, President and Chief Financial Officer