Form 10-Q
period 2019-06-30
NORTHSTAR ELECTRONICS INC
filed 2019-08-14
CIK 1082027

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2019

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ________ to _________

Commission file number: 333-90031

Northstar Electronics, Inc.

Exact name of small business issuer as specified in its charter

Delaware	33-0803434
State or other jurisdiction of organization	IRS Employee incorporation or Identification No.

355 Burrard Street, Suite 1000

Vancouver, BC, Canada  V6C 2G8

Address of principal executive offices

(778) 838-3313

Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated Filer [ ]	Accelerated Filer [ ]
Non-accelerated filer [ ]	Smaller reporting Company [X]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes  No [X]

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

Common shares as of August 14, 2019: 127,838,231

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [X]

PART I - FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Balance Sheets

(U.S. Dollars)

	June 30, 2019	December 31, 2018
	unaudited	audited
Assets

Current
Cash and cash equivalents	$82,449	$170,831

Total assets	$82,449	$170,831

Liabilities

Current
Accounts payable and accrued liabilities	$1,140,457	$1,110,456
Loans payable	442,916	442,916
Due to Director	561,326	521,074
Legal liability	3,026,336	2,855,868
Total liabilities	5,171,035	4,930,314

Stockholders’ Deficit
Authorized:
200,000,000 Common shares with a par value of $0.0001 each
20,000,000 Preferred shares with a par value of $0.0001 each
Issued and outstanding:
127,838,231 Common shares (127,838,231 - December 31, 2018)	12,784	12,784
597,716 Preferred shares (597,716 - December 31, 2018)	404,299	404,299
Additional Paid-in Capital	8,608,875	8,608,875
Accumulated Deficit	(14,114,544)	(13,785,441)
Total stockholders’ deficit	(5,088,586)	(4,759,483)
	$82,449	$170,831

Nature of operations and going concern (note 1)

See notes to the interim consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Interim Consolidated Statements of Operations

Three and Six Months Ended June 30, 2019 and 2018

Unaudited

U.S. Dollars

	Three Months		Six Months
	2019	2018	2019	2018

Expenses
Management fees	$30,000	$30,000	$60,000	$60,000
Administrative fees	15,000	15,000	30,750	30,000
Professional fees	(229)	10,570	13,069	15,750
Foreign exchange (gain) loss	69,602	(57,136)	127,489	(141,372)
Engineering research and development	11,375	28,000	22,625	60,000
Investor relations	3,520	475	6,895	1,250
Interest	24,165	25,237	48,330	50,709
Marketing and sales	-	12,000	-	24,000
Office	18,026	9,740	19,944	20,689
Total expenses	171,459	73,886	329,102	121,026

Net loss for the period	$(171,459)	$(73,886)	$(329,102)	$(121,026)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	127,838,231	100,321,244	127,838,231	99,455,340

See notes to the interim consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Interim Consolidated Statement of Changes in Stockholders’ Deficit

Six Months Ended June 30, 2019

Unaudited

U.S. Dollars

	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Preferred Shares	Total Stockholders’ Deficit

Balance December 31, 2018	127,838,231	$ 12,784	$ 8,608,875	$ (13,785,441)	$ 404,299	$ (4,759,483)
Net loss	-	-	-	(329,102)	-	(329,102)
Balance June 30, 2019	127,838,231	$ 12,784	$ 8,608,875	$ (14,114,544)	$ 404,299	$ (5,088,585)

See notes to the interim consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Interim Consolidated Statements of Cash Flows

Six Months Ended June 30, 2019 and 2018

Unaudited

U.S. Dollars

	2019	2018

Operating Activities
Net loss	$(329,102)	$(121,026)
Items not involving cash
Foreign exchange (gain) loss	122,138	(141,372)
Non-cash interest	48,330	50,709
Changes in operating assets and liabilities	30,000	116,939
Net cash used in operating activities	(128,634)	(94,750)

Financing Activities
Issuance of common shares for cash (net of costs)	-	28,405
Loans payable	-	4,875
Increases in debt to directors	40,252	53,761
Net cash provided by financing activities	40,252	87,041

Decrease in cash	(88,382)	(7,709)
Cash, beginning	170,831	16,438

Cash, ending	$82,449	$8,729

Non-cash Transactions
Shares issued for services	$-	$-
Warrants issued for services	-	-
	$-	$-

See notes to the interim consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Notes to Interim Consolidated Financial Statements

Six Months Ended June 30, 2019

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

The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year. The accompanying interim consolidated financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months ended June 30, 2019, the Company incurred a net loss of $329,102 and at June 30, 2019 had a working capital deficiency of $5,088,586.

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

2. SHARE CAPITAL

WARRANTS

During the six months ended June 30, 2019, 3,995,000 warrants expired unexercised. As at June 30, 2019, there were 13,964,148 warrants outstanding.

3. LEGAL LIABILITY

During 2000 to 2008, the Company’s former subsidiaries Northstar Technical Inc. (“NTI”) and Northstar Network Ltd. (“NNL”) received funding from Atlantic Canada Opportunities Agency (“ACOA”) to fund their projects. In accordance with agreements signed between NTI, NNL and the Company, the Company was jointly and severally liable for the obligations. In 2013, ACOA filed claims against NTI, NNL and the Company for repayments of advances due to events of default. The advance and interests ACOA claims totaled CAD$3,079,475 ($2,338,553). Further, the claim amount bears a daily interest of $358 from February 15, 2013 to settlement. During the six months ended June 30, 2019, the Company recorded interest expenses of $48,330.

4. RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2019, the Company accrued management fees payable of $60,000 in total to a director of the company (June 30, 2018 - $60,000).

At June 30, 2019, there is a balance of $561,326 (December 31, 2018: $521,074) owing to a director of the Company for management fees and expenses reimbursement.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial information for the six month periods ended June 30, 2019 and June 30, 2018 prepared by management and the consolidated financial statements for the year ended December 31, 2018 as presented in the Form 10K as filed.

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

Results of Operations

Comparison of the three and six months ended June 30, 2019 with the three and six months ended June 30, 2018:

The net loss for the three month period ended June 30, 2019 was $(171,459) compared to a net loss of $(73,886) for the three months ended June 30, 2018.  A recovery of foreign exchange in the amount of $52,536 during the three months significantly reduced the loss for that period.

The net loss for the six month period ended June 30, 2019 was $(329,102) compared to a net loss of $(121,026) for the six months ended June 30, 2018.  The decrease in net loss for the three and six month period was in part due to the fact the Company incurred a foreign exchange gain of $141,372 during the comparative period ended June 30, 2018.

Comparison of Financial Position at June 30, 2019 with December 31, 2018

The Company’s working capital deficiency increased at June 30, 2019 to $(5,088,586) with current liabilities of $5,171,035 which are in excess of current assets of $82,449. At December 31, 2018 the Company had a working capital deficiency of $(4,759,483). See also contingent liabilities, note 3 to the financial statements for the six months ended June 30, 2019.

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

Liquidity and Capital Resources

Cash outflow from operations for the six months ended June 30, 2019 was $(128,634) compared to an outflow of cash of $(94,750) in the comparative prior six months ended June 30, 2018. During the current period, the Company received $0 ($0 in the comparative prior period) from equity funding and received $0 (received $0 in the comparative period) long term debt leaving cash on hand at June 30, 2019 of $82,449 compared to cash on hand of $170,831 at December 31, 2018. Until the Company receives revenues from its new potential business it will be dependent upon equity funding and loan financings to compensate for the outflow of cash anticipated from operations.

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

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the date of this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer has concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner. The disclosure controls were effective at June 30, 2019.

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

No change since previous filing

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2019	Northstar Electronics, Inc.
(Registrant)

By: /s/ Wilson Russell
Wilson Russell, PhD, President and Chief Financial Officer