Form 10-Q
period 2019-09-30
NORTHSTAR ELECTRONICS INC
filed 2019-11-08
CIK 1082027

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. Common shares as of November 8, 2019: 127,838,231

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

NORTHSTAR ELECTRONICS, INC.

Condensed Consolidated Balance Sheets

U.S. Dollars

	September 30 2019	December 31 2018
	unaudited	audited
Assets

Current
Cash	$53,545	$170,831

	$53,545	$170,831

Liabilities

Current
Accounts payable and accrued liabilities	$1,155,457	$1,110,456
Loans payable	442,916	442,916
Due to director	588,019	521,074
Legal liability	3,015,012	2,855,868
	5,201,404	4,930,314

Stockholders’ Deficit
Authorized:
200,000,000 Common shares with a par value of $0.0001 each
20,000,000 Preferred shares with a par value of $0.0001 each
Issued and outstanding:
127,838,231 Common shares (127,838,231 - December 31, 2018)	12,784	12,784
597,716 Preferred shares (597,716 - December 31, 2018)	404,299	404,299
Additional paid-in capital	8,608,875	8,608,875
Accumulated deficit	(14,173,817)	(13,785,441)
	(5,147,859)	(4,759,483)

	$53,545	$170,831

Nature of operations and going concern (Note 1)

See notes to the condensed consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2019 and 2018

Unaudited

U.S. Dollars

	Three Months		Nine Months
	2019	2018	2019	2018

EXPENSES
Management	$30,000	$30,000	$90,000	$90,000
Consulting fees	3,550	10,000	3,550	10,000
Administration	15,000	15,000	45,750	45,000
Professional fees	2,042	5,625	15,111	21,375
Foreign exchange (gain) loss	(36,382)	50,523	91,107	(90,850)
Engineering and Development	15,125	28,000	37,750	88,000
Investor relations	-	695	6,895	1,945
Marketing and sales	-	12,000	-	36,000
Office and Administration	5,774	4,405	25,718	25,094
Interest expense	24,165	25,100	72,495	75,809
Total expenses	59,274	181,348	388,376	302,373

Net loss for the period	$(59,274)	$(181,348)	$(388,376)	$(302,373)

Basic and diluted gain (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	127,838,231	103,292,315	127,838,231	100,167,910

See notes to the condensed consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

Nine Months Ended September 30, 2019

Unaudited

U.S. Dollars

	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Preferred Shares	Total Stockholders’ Deficit

Balance December 31, 2018	127,838,231	$ 12,784	$ 8,608,875	$ (13,785,441)	$ 404,299	$ (4,759,483)
Net loss	-	-	-	(388,376)	-	(388,376)
Balance September 30, 2019	127,838,231	$ 12,784	$ 8,608,875	$ (14,173,817)	$ 404,299	$ (5,147,859)

See notes to the condensed consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2019 and 2018

Unaudited

U.S. Dollars

	2019	2018

Operating Activities
Net loss	$(388,376)	$(302,373)
Items not involving cash
Foreign exchange loss (gain)	86,649	(92,953)
Non-cash interest	72,495	75,809
Non-cash consulting	-	10,000
Changes in non-cash working capital
Changes in operating assets and liabilities	45,000	169,000
Net cash used in operating activities	(184,232)	(140,517)

Financing Activities
Issuance of common shares for cash (net of costs)	-	33,440
Loans payable	-	8,625
Increases in due to directors	66,945	82,985
Net cash provided by financing activities	66,945	125,050

Decrease in cash	(117,286)	(15,467)
Cash, beginning	170,831	16,438

Cash, ending	$53,545	$971

Non-cash Transactions
Shares issued for services	$-	$10,000
	$-	$10,000

See notes to the condensed consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2019

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

These unaudited consolidated financial statements have been prepared by management in accordance with GAAP for interim financial information, are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s December 31, 2018 Form 10-K.

The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year. The accompanying interim consolidated financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months ended September 30, 2019 the Company incurred a net loss of $388,376 and at September 30, 2019 had a working capital deficiency of $5,147,859.

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

2. SHARE CAPITAL

COMMON STOCK

The Company issued nil shares of common stock during the nine months ended September 30, 2019.

WARRANTS

	Exercise	Number of Warrants
Expiry Date	Price	2019	2018
Open (1)	$ 0.50	389,170	389,170
Open (1)	$ 0.75	389,170	389,170
Open (2)	$ 0.25	51,600	51,600
April 20, 2019	$ 0.04	-	2,500,000
May 18, 2019	$ 0.05	-	1,495,000
September 30, 2020	$ 0.05	13,134,208	13,134,208
Total outstanding and exercisable		13,964,148	19,786,648
Weighted average outstanding life of warrants (years)		0.94 - Open	1.35 - Open

(1)These warrants were issued in 2005. The expiry date of the warrants are six months after the closing bid price for the common stock of the Company has been over $0.65 and $1.00 per share respectively for five consecutive trading days.

(2)These warrants were issued in 2008 and they do not have an expiry date.

3. LEGAL LIABILITY

During 2000 to 2008, the Company’s former subsidiaries Northstar Technical Inc. (“NTI”) and Northstar Network Ltd. (“NNL”) received funding from Atlantic Canada Opportunities Agency (“ACOA”) to fund their projects. In accordance with agreements signed between NTI, NNL and the Company, the Company was jointly and severally liable for the obligations. In 2013, ACOA filed claims against NTI, NNL and the Company for repayments of advances due to events of default. The advance and interests ACOA claims totaled CAD$3,079,475. Further, the claim amount bears a daily interest of CAD$358 from February 15, 2013 to settlement. During the nine months ended September 30, 2019, the Company recorded interest expenses of $72,495 (2018: $75,809).

4. RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2019, the Company accrued management fees payable of $90,000 (2018: $90,000) in total to a director of the company.

At September 30, 2019, there is a balance of $588,019 (December 31, 2018: $521,074) owing to a director of the Company for management fees and expense reimbursement.  The amount is included in current liabilities.

5. NEW ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

6. SUBSEQUENT EVENT

There have been no transactions outside of normal day to day activities subsequent to September 30, 2019.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial information for the three and nine month periods ended September 30, 2019 and September 30, 2018 prepared by management and the audited consolidated financial statements for the twelve months ended December 31, 2018 as presented in the Company’s Form 10K and amendments as filed.

Special Note Regarding Forward Looking Statements

Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission (“SEC”), press releases, presentations by the Company of its management and oral statements) may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and “should,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. Actual results may materially differ from any forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures and constantly changing technology and market acceptance of the Company's products and services. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The Company’s Services

We are now moving in a new direction whereby we intend to build our own systems in the civilian aviation sector. We believe that this affords improved control over the business outcomes compared to the contract manufacturing business.

The Company is working to purchase worldwide rights to a single engine Turbo Prop airplane with industrial applications from a subsidiary of a large international aerospace company. If successful, we intend to manufacture the airplanes and market them internationally and provide Maintenance, Repair and Overhaul (MRO) services in close proximity to customers. The main applications are Agricultural, Rapid Response Forest Fire Fighting and, most recently, Cloud Seeding. The Company’s wholly owned subsidiary, National Five Holding Ltd, is a 95% shareholder of Northstar Sealand Enterprises Ltd (NSEL). The constituent parts of NSEL have experience in working on certified commercial aircraft and government military contracts, and have access to an established aircraft parts manufacturing facility.

Results of Operations

Comparison of the three and nine months ended September 30, 2019 with the three and nine months ended September 30, 2018:

Gross revenues from all sources for the three month period ended September 30, 2019 were $0 compared to $0 in the comparative prior three month period. Gross revenues from all sources for the nine month period ended September 30, 2019 were $0 compared to $0 in the comparative prior nine month period. In prior years the Company earned modest consulting fees as the Company continued to reorganize its business.

There was a net loss for the three month period ended September 30, 2019 of $59,274 compared to a net loss of $181,348 for the three months ended September 30, 2018 due to a non cash recovery of foreign exchange. The net operations were otherwise comparable to the prior year as the Company continued to reduce office and administration expenses as well as engineering and marketing expenses. The effects on our operations were minimal and we were able to make meaningful advances in our efforts to purchase the rights to the airplane.

Comparison of Financial Position at September 30, 2019 with December 31, 2018

The Company’s working capital deficiency increased at September 30, 2019 to $5,147,859 with current liabilities of $5,201,404 which are in excess of current assets of $53,545. At December 31, 2018 the Company had a working capital deficiency of $4,759,483. See also legal liabilities, note 3 to the financial statements for the nine months ended September 30, 2019.

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

Liquidity and Capital Resources

Cash outflow for the nine months ended September 30, 2019 was $117,286 compared to an outflow of cash of $15,467 in the comparative prior nine months ended September 30, 2018. During the current period, the Company received $nil ($33,440 in the comparative prior period) from equity funding leaving cash on hand at September 30, 2019 of $53,545 compared to cash on hand of $971 at September 30, 2018. Until the Company receives revenues from new contracts it will be dependent upon equity and loan financings to compensate for the outflow of cash anticipated from operations.

At this time, no commitment for funding has been made to the Company.

The Company’s continued operations are dependent upon obtaining revenues from outside sources or raising additional funds through debt or equity financing.

Item 3. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures

Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the date of this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer has concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner. The disclosure controls were effective at September 30, 2019.

(b)  Changes in internal controls

There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their most recent evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

No change since previous filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Options Granted: Nil

Warrants Issued: Nil

Common Stock Issued:  Nil

During the nine months ended September 30, 2018, the Company issued 26,268,416 shares of common stock for cash of $490,100.

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

November 8, 2019	Northstar Electronics, Inc.
(Registrant)

By: /s/ Wilson Russell
Wilson Russell, PhD, President and Chief Financial Officer