Form 10-K
period 2019-12-31
NORTHSTAR ELECTRONICS INC
filed 2020-04-28
CIK 1082027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  n/a

Commission file number: 333-90031

Northstar Electronics, Inc.

Name of small business issuer in its charter

Delaware	33-0803434
State or other jurisdiction of incorporation or organization	IRS Employer Identification No.

2020 General Booth Blvd, Unit 230,

Virginia Beach, VA, USA   23451

Address of principal executive offices and Zip Code

Issuer’s telephone number (647-286-4594)

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

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

State issuer’s revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $571,590

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. Outstanding shares of common stock as of April 24, 2020: 127,838,231

Documents incorporated by reference: None

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

Because we have a net loss from operations of $580,344 for the year ended December 31, 2019 and have accumulated losses of $14,365,785 from inception, we face a risk of insolvency and we remain dependent on equity and debt financing to help pay operating costs and to help cover operating losses.  Business financing is being pursued but there is no financing in place at the time of this filing.

The Company had previously been dependent on contract manufacturing which did not deliver long term positive financial results, as had been expected. We are, at present, working to develop a business area in the aerospace sector. Our future is uncertain if we fail to develop this business area. Please also refer to our December 31, 2019 year end audited financial statements and notes thereto.

The auditor’s report for our December 31, 2019 consolidated financial statements includes an additional paragraph that identifies conditions which raise doubt about our ability to continue as a going concern. The audited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PART I

Item 1. Description of Business

The business of the Company is primarily that of a holding company with subsidiaries. The Company’s wholly owned subsidiary, National Five Holding Ltd, held a 60 percent share interest (now increased to 95%) in Northstar Sealand Enterprises Ltd (“NSEL”). NSEL has been incorporated to pursue a manufacturing, marketing, sales and maintenance opportunity in the aviation industry and is in negotiations with a major aviation company.

Corporate History

The Company’s wholly owned subsidiary, Northstar Network Ltd., (NNL), had carried out defense, aerospace and homeland security contract manufacturing. NNL has been discontinued due to insufficient working capital, quality issues with suppliers and design changes made by the customer.

Our second wholly owned subsidiary, Northstar Technical Inc., (NTI), had been involved in underwater sonar sensors primarily related to the fishing industry. NTI has been discontinued due to several issues in the commercial fishing industry. The time taken for new technology developments using underwater communicating techniques was long. The timeframe for market introduction was also lengthy. Although NTI’s sonar system was initially a success in a changing industry, NTI could not keep up with the larger competitors’ products. The Company did not consummate the signing of a Letter of Intent to acquire a development stage company specializing in advanced sonar technologies and systems and was discontinued.

Homeland Security and Military Defense:

The Company had expected that design and manufacture of homeland security and anti-terrorism systems would have grown rapidly as the United States Department of Homeland Security and the United States Navy had planned to ramp up efforts to protect ports, other onshore high value assets and ships. In partnership with a division of Lockheed Martin Corp, we responded to a Request for Quote by the USN and they gave us a high assessment rating. We sold several systems but the DHS took the USN’s budget meant to purchase our systems and used the funds for the war in Iraq. This also happened the following year and subsequently the USN cancelled the program.

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

The Company’s former customers included Lockheed Martin MS2, Lockheed Martin Canada, Lockheed Martin Aeronautics and L-3.

NEW DIRECTION

The Company continued to expend considerable efforts during the past year in developing operational knowledge of a particular industrial single engine Turbo Prop airplane., conducting research into Supply Chain Management Systems applicable to this project, carrying out market research in different geographical areas, in conducting research into the most efficient procedures to obtain the Type Certificate for the airplane and in developing the most cost effective ways to carry out production of the airplane as well as strategies to acquire systems and technologies.

We continue with the intention to build our own systems in the civilian aviation sector. We believe that this affords improved control over the business outcomes compared to the contract manufacturing business.

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

Airplane Applications

The airplanes will be designed to carry out Rapid Response Forest Fire Fighting and Agriculture Crop Dusting. We are looking into other applications including Cloud Seeding.

Marketing

NSEL has started market assessments in international markets where there appears to be volume sales potential for the single engine airplane. We have also begun to explore potential marketing partnerships with other aviation companies. Projections made by NSEL show a potential growth in demand for suitable single engine aircraft, subject to economic factors. Preliminary plans have been started on methods to achieve market presence, including direct sales, magazine ads, web site, and participation in trade shows. Our efforts have been somewhat curtailed by a lack of financing.

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

EMPLOYEES

As of December 31, 2019 the Company has a team of experienced consultants who provide administration, marketing and engineering services to the Company.

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

The Company is liable to repay CAD$3,100,221 in assistance received from the Atlantic Canada Opportunity Agency (ACOA) by the Company’s two former subsidiaries, Northstar Technical Inc. (NTI) and Northstar Network Ltd. (NNL). The Company, for reasons of expediency, became a cosigner of the agreements the subsidiaries had with ACOA. Subsequently, ACOA claimed that NTI and NNL were delinquent in their payments and, eventually, in early 2013 ACOA launched legal action in Newfoundland where the two subsidiaries had operated. The Company was not in a financial position at the time to launch a defense and ACOA received a judgment unopposed. The Company intends to approach ACOA with an offer of settlement within the foreseeable future.

Item 4. Submission of Matters to a Vote of Security Holders

There have been no changes since the previous filing. The Company has filed with the SEC an SB-1 registration statement April 2000, an S-8 registration November 2000 and quarterly reports (form 10QSB) for June and September 2000 and for March, June and September 2001, 2002, 2003, 2004, 2005, 2006 and 2007, form 10Q’s for March, June and September 2008, 2009, 2010, 2011, 2012 - 2014, 2015, 2016, 2017 and 2018 and annual reports (form 10KSB) for December 31, 2000, 2001, 2002, 2003, 2004, 2005, 2006, 2007 and form 10K for 2008, 2009, 2010, 2011 and the years 2012 thru 2014 and for 2015, 2016, 2017 and 2018.

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

The following discussion, comparison and analysis should be read in conjunction with the Company’s accompanying audited consolidated financial statements for the years ended December 31, 2019 and 2018 and the notes related thereto. The discussion of results, causes and trends should not be construed to infer conclusions that such results, causes or trends necessarily will continue in the future.

DISCUSSION

The following table sets forth for the years indicated items included in the Company’s consolidated statement of operations:

	2019	2018

Total revenue	$-	$-

Cost of goods sold	-	-

Gross margin	-	-

Expenses	580,344	257,946

Net income (loss)	$(580,344)	$(257,946)
Net income (loss) per share	$(0.00)	$(0.00)

During the years ended December 31, 2019 and 2018, the Company continued its recovery from the loss of its contracts, continued to improve its internal systems and continued working toward attaining suitable new contracts.

A shortage of working capital in support of operations has been an issue as the Company took measures to provide that support. Sufficient capital was not raised and consequent business operations were kept at a minimum.

The Company experienced operating losses of $580,344 for 2019, and $257,946 for 2018 while maintaining an office and continuing to pursue its single engine aircraft opportunity.

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

Results of Operations

Nil revenue was generated in the years 2019 and 2018 resulting in negligible cash flow. The Company generated $0 in contract and $0 sales revenues during these years.

During 2019 the Company incurred costs of $39,983 ($137,435 during 2018) on market assessments, type certificate matters, supply chain management planning, quality control, first assembly plans, follow-on production plans, and maintenance, repair and overall planning related to the acquisition of the worldwide rights to the single engine industrial Turbo Prop airplane.

Liquidity and Capital Resources

The Company used cash in operations of $(130,570) in 2019 compared to cash used by operations of $(127,672) in 2018 and $(47,140) in 2017.

In 2019 the Company raised equity financing of $nil. In 2018 the Company raised equity financing of $282,065.

The Company’s working capital and capital requirements will depend on many factors, including the ability of the Company to obtain aircraft sales in order to generate sufficient funds to cover the current level of operating expenses. During the most recent fiscal year (2019) the Company increased its current debt by $449,774 (2018 increased by $128,899). The Company is attempting to negotiate a secure equity financing in the short term.

The Company is liable to repay CAD$3,100,221 in assistance received from the Atlantic Canada Opportunity Agency (ACOA) by the Company’s two former subsidiaries, Northstar Technical Inc. (NTI) and Northstar Network Ltd. (NNL). The Company, for reasons of expediency, became a cosigner of the agreements the subsidiaries had with ACOA. Subsequently, ACOA claimed that NTI and NNL were delinquent in their payments and, eventually, in early 2013 ACOA launched legal action in Newfoundland where the two subsidiaries had operated. The Company was not in a financial position at the time to launch a defense and ACOA received a judgment unopposed. The Company intends to approach ACOA with a reasonable offer of settlement.

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

Item 7. Financial Statements

NORTHSTAR ELECTRONICS, INC.

Index to Consolidated Financial Statements December 31, 2019 and 2018 (U.S. Dollars)

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Northstar Electronics, Inc. (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficit and cash flows, for the years then ended, and the related notes and schedules (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DALE MATHESON CARR-HILTON LABONTE LLP

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2016

Vancouver, Canada

April 24, 2020

NORTHSTAR ELECTRONICS, INC.

Consolidated Balance Sheets

December 31

(US Dollars)	2019	2018

Assets

Current
Cash	$40,261	$170,831

Total Current Assets	40,261	170,831

Total Assets	$40,261	$170,831

Liabilities

Current
Accounts payable and accrued liabilities (note 4)	$1,220,792	$1,110,456
Loans payable (note 5)	442,916	442,916
Due to director (note 6)	616,159	521,074
Legal liability (note 7)	3,100,221	2,855,868

Total Current Liabilities	5,380,088	4,930,314

Total Liabilities	5,380,088	4,930,314

Stockholders’ Deficit

Common Stock (note 10)
Authorized:
200,000,000 Common shares with a par value of $0.0001 each
20,000, 000 Preferred shares with a par value of $0.0001 each
Issued and outstanding:
127,838,231 Common shares (127,838,231 - 2018)	12,784	12,784
597,716 Preferred shares (597,716 - 2018)	404,299	404,299
Additional Paid-in Capital	8,608,875	8,608,875
Accumulated Deficit	(14,365,785)	(13,785,441)

Total Stockholders’ Deficit	(5,339,827)	(4,759,483)

Total Liabilities and Stockholders’ Deficit	$40,261	$170,831

Nature of operations and going concern (note 1)

See notes to consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

Years Ended December 31

(US Dollars)

	2019	2018

Expenses
Research and development	$39,600	$99,855
Travel, marketing and business development	383	37,580
Management fees (note 6)	120,000	120,000
Administration	60,750	60,000
Consulting	3,550	-
Rent and storage	10,217	10,362
Professional fees	16,148	13,642
Investor relations	9,099	13,899
Office and miscellaneous	5,744	6,167
Filing and transfer agent fees	18,334	33,023
Foreign exchange (gain) loss	148,063	(237,416)

Net loss before other items	(431,888)	(157,112)

Other items
Filing penalty (Note 9)	(50,000)	-
Interest expense (Note 7)	(98,456)	(100,834)
Net and comprehensive loss	$(580,344)	$(257,946)

Loss Per Share (Basic)	$(0.00)	$(0.01)
Loss Per Share (Dilutive)	$-	$-

Weighted Average Number of Common Shares Outstanding (Basic and Diluted)	127,838,231	113,309,684

See notes to consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Statements of Changes in Stockholders’ Deficit

Years Ended December 31

(US Dollars)

	Number of Shares	Par Value	Additional Paid-In Capital	Subscriptions receivable	Accumulated Deficit	Preferred Shares	Total Stockholders’ Deficit
Balance, December 31,2017	98,579,815	$9,858	$8,333,396	$(5,035)	$(13,527,495)	$404,299	$(4,784,977)
Issued for services (note 10)	1,000,000	100	9,900	-	-	-	10,000
Issuance for cash (note 10)	28,258,416	2,826	265,579	-	-	-	268,405
Subscription collected	-	-	-	5,035	-	-	5,035
Net loss	-	-	-	-	(257,946)	-	(257,946)
Balance, December 31, 2018	127,838,231	$12,784	$8,608,875	$-	$(13,785,441)	$404,299	$(4,759,483)
Net loss	-	-	-	-	(580,344)	-	(580,344)
Balance, December 31, 2019	127,838,231	$12,784	$8,608,875	$-	$(14,365,785)	$404,299	$(5,339,827)

See notes to consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Statements of Cash Flows

Years Ended December 31

(US Dollars)

	2019	2018

Operating Activities
Net loss	$(580,344)	$(257,946)
Items not involving cash:
Non-cash investor relations	-	10,000
Foreign exchange (gain) loss	145,897	(246,437)
Changes in Non-Cash Working Capital:
Accounts payable and accrued liabilities	110,336	169,341
Due to director	98,456	96,536
Interest accrual	95,085	100,834
Cash Used in Operating Activities	(130,570)	(127,672)

Financing Activities
Issuance of share capital for cash	-	273,440
Loan advances	-	8,625
Cash Provided by Financing Activities	-	282,065

Change in Cash	(130,570)	154,393
Cash, Beginning	170,831	16,438
Cash, Ending	$40,261	$170,831

Supplemental Information
Income taxes paid	$-	$-
Interest paid	$-	$-

Non-cash transactions
Common shares issued for consulting	$-	$10,000

See notes to consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

(US Dollars)

1. NATURE OF OPERATIONS AND GOING CONCERN

Northstar Electronics Inc. (the “Company”) was incorporated on May 11, 1998 in the state of Delaware. The Company is doing research and development on single engine aircrafts for business use.

The Company's business activities are conducted principally in Canada. However, the financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) with all figures translated into United States dollars for financial reporting purposes.

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to continue as a going-concern and contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2019 the Company incurred a net loss of $580,344 (2018: $257,946) and had a working capital deficiency of $5,339,827 (2018: $4,759,483). Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by issuing debt and equity financing.

2. SIGNIFICANT ACCOUNTING POLICIES

a. Basis of consolidation

The consolidated financial statements include the accounts of the Company and its controlled subsidiary, National Five Holding Ltd, which was inactive during the years ended December 31, 2019 and 2018.

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

(i)Monetary assets and liabilities at the rate of exchange in effect as at the balance sheet date;

(ii)Non-monetary assets and liabilities at the exchange rates prevailing at the time of the acquisition of the assets or assumption of the liabilities; and

(iii)Revenues and expenditures at rates approximating the average rate of exchange for the year.

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

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

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

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

k. Recently adopted accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Topic 842 is effective for public companies for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability, measured on a discounted basis, on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. Originally, entities were required to adopt ASU 2016-02 using a modified retrospective approach, which required prior periods to be presented under this new standard with certain practical expedients available.

However, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which allows entities the option of recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. The Company adopted Topic 842 as of January 1, 2019 which did not result in any impact on the Company’s financial statements as the Company did not have leases with terms longer than 12 months.

Other recent accounting pronouncements issued by the Financial Accounting Standards Board or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

3. FINANCIAL INSTRUMENTS

Fair values

The carrying values of accounts payable, loans payable, due to director and legal liability approximate their fair values because of the short maturity of these financial instruments.

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

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	2019	2018
Accounts payable	$220,559	$259,550
Accrued liabilities	1,000,233	850,906
	$1,220,792	$1,110,456

5. LOANS PAYABLE

	2019	2018
Demand loans	$417,364	$417,364
Promissory notes	8,625	8,625
Interest payable	16,927	16,927
	$442,916	$442,916

The demand loans are non-interest bearing, unsecured with no fixed terms of repayment.

The promissory notes bear interest rate of 10% per annum and are convertible to the Company’s shares at the Company’s option at a price to be agreed upon both the Company and the promissory note holders.

6. RELATED PARTY TRANSACTIONS

a.The amount of $616,159 (December 31, 2018: $521,074) due to a director of the Company has no specific terms of repayment, is non-interest bearing and unsecured.

b.The Company accrued management fees payable of $120,000 in total to a director of the Company for his services as an officer of the Company during the year ended December 31, 2019 (2018: $120,000).

7. LEGAL LIABILITY

During 2000 to 2008, the Company’s former subsidiaries Northstar Technical Inc. (“NTI”) and Northstar Network Ltd. (“NNL”) received funding from Atlantic Canada Opportunities Agency (“ACOA”) to fund their projects. In 2013, ACOA filed claims against NTI, NNL and the Company for repayments of advances due to events of default. The advances and interests ACOA claimed totaled $3,079,475 CAD ($2,257,255). In accordance with the agreements signed between NTI, NNL and the Company, the Company was jointly and severally liable for the obligations. Further, the claim amount bears a daily interest of CAD $358 from February 15, 2013 to settlement. During the year ended December 31, 2019, the Company accrued interest in the amount of $98,456 (2018: $100,834).

	2019	2018
Legal liability	$2,403,152	$2,257,255
Interest payable	697,069	598,613
	$3,100,221	$2,855,868

8. WARRANTS

Warrant activity for the years ended December 31, 2019 and 2018 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance December 31, 2017	5,157,440	$0.64
Expired	(1,827,500)	$0.04
Issued	14,629,208	$0.05
Balance December 31, 2018	17,959,148	$0.07
Expired	(2,500,000)	$0.04
Balance December 31, 2019	15,459,148	$0.04

8. WARRANTS (continued)

As at December 31, 2019 the outstanding warrants were:

	Exercise	Number of Warrants
Expiry Date	Price	2019	2018
Open (1)	$ 0.50	389,170	389,170
Open (1)	$ 0.75	389,170	389,170
Open (2)	$ 0.25	51,600	51,600
April 20, 2019	$ 0.04	-	2,500,000
April 23, 2020	$ 0.05	645,000	645,000
April 23, 2020	$ 0.05	850,000	850,000
September 30, 2020	$ 0.05	792,102	792,102
September 30, 2020	$ 0.05	500,000	500,000
September 30, 2020	$ 0.05	11,842,106	11,842,106
Total outstanding and exercisable		15,459,148	17,959,148
Weighted average outstanding life of warrants (years)		0.88 - Open	0.94 - Open

(1)These warrants were issued in 2005. The expiry date of the warrants are six months after the closing bid price for the common stock of the Company has been over $0.65 and $1.00 per share respectively for five consecutive trading days.

(2)These warrants were issued in 2008 and they do not have an expiry date.

9. INCOME TAXES

Income taxes vary from the amount that would be computed by applying the estimated combined statutory income tax rate (21%) for the following reasons:

	2019	2018
Loss before income taxes	$(580,344)	$(257,946)
Income tax rate	21%	21%
Expected income tax recovery	(121,872)	(54,169)
Permanent difference	10,500	-
Effect from change in tax rates	-	1,146,861
Change in valuation allowance	111,372	(1,092,692)
Provision for income taxes	$-	$-

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	2019	2018
Deferred tax asset attributable to:
Non-capital loss	$2,018,162	$1,906,790
Less: change in valuation allowance	(2,018,162)	(1,906,790)
	$-	$-

9. INCOME TAXES (continued)

The Company's carried losses for income tax purposes are $9,610,295 which may be carried forward to apply against future income tax. The future tax benefit of these loss carry-forwards has been offset with a full valuation allowance. These losses expire as follows:

2026	$681,591
2027	718,441
2028	1,791,899
2029	1,039,431
2030	1,272,447
2031	1,807,955
2032	864,013
2033	102,286
2034	(297,953)
2035	(332,517)
2036	535,288
2037	639,125
2038	257,946
2039	530,343
$9,610,295

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

The Company did not file its U.S. federal income tax returns, including, without limitation, information returns on Internal Revenue Service (“IRS”) Form 5471, Information Return of U.S. Persons With Respect to Certain Foreign Corporations for the years ended December 31, 2007 through 2019. Failure to furnish any information with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to certain civil penalties.

The Company did not file the information reports for the years ended December 31, 2007 through 2019 concerning its interest in foreign bank accounts on TDF 90-22.1, “Report of Foreign Bank and Financial Accounts” (“FBARs”). For not complying with the FBAR reporting and recordkeeping requirements, the Company is potentially subject to civil penalties up to $10,000 for each of its foreign bank accounts. During the year ended December 31, 2019, the Company accrued $50,000 on potential penalty for failure to file the form TDF 90-22.1. In addition, because the Company did not generate any income in the United States or otherwise have any U.S. taxable income, the Company does not believe that it owes U.S. federal income taxes in respect to any transactions that the Company or any of its subsidiaries may have engaged in through December 31, 2019. However, there can be no assurance that the IRS will agree with the position, and therefore the Company ultimately could be held liable for U.S. federal income taxes, interest and penalties.

10. COMMON STOCK

During the year ended December 31, 2019, the Company did not issue any common shares.

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

Preferred Shares

Issued for cash:

All classes of the preferred shares bear interest at 10% per annum paid semiannually not in advance and are convertible to shares of common stock of the Company after two years from receipt of funds at a 20% discount to the then current market price of the Company’s common stock. The preferred shares may be converted after six months and before two years under similar terms but with a 15% discount to market. At December 31, 2019, the outstanding number of preferred Classes A, B and C shares are 582,716 Class A (December 31, 2018: 582,716), 15,000 Class B (December 31, 2018: 15,000) and nil Class C (December 31, 2018: nil), respectively.

11. LOSS PER SHARE

The potentially dilutive securities that were excluded from the earnings (loss) per share calculation consist of 15,459,148 warrants (2018: 17,959,148). The warrants and any preferred share conversions would be antidilutive and therefore excluded.

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

Framework used by Management to Evaluate the Effectiveness of Internal Controls over Financial Reporting

I maintain internal controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure within certain policies and procedures. These policies and procedures include:

-maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of  assets;

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

For the year ended December 31, 2019 management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), an Internal Control - Integrated Framework issued in 1992, to evaluate the effectiveness of our internal control over financial reporting.

Management’s Assessment of the Effectiveness of Internal Controls over Financial Reporting as of December 31, 2019

Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that our internal control over financial reporting was effective as of December 31, 2019.

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

Management’s Assessment of the Effectiveness of Disclosure Controls over Financial Reporting as of December 31, 2018

Management conducted an evaluation of the effectiveness of our disclosure control over financial reporting and determined that our disclosure control over financial reporting was effective as of December 31, 2019. In the future, management will review the form of the 10-K to ensure that the affirmations meet the disclosure affirmation requirements and the internal control affirmation requirements. Measures have been taken to ensure any weakness in disclosure controls is remedied, principally by input from the Company’s legal securities counsel with respect to the disclosure obligations of the Company and from adequate allocation of resources.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act

Name of Director	Age	Office
Wilson Russell, PhD	73	President and Principal Financial Officer

Item 10. Executive compensation

During the year 2019 the Company paid or accrued as payable $120,000 (2018 $120,000; 2017 $105,000) to Wilson Russell, the Company’s President, for his services.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Class	Name and Address	Number of Shares	Percentage of Shares*

Common	Wilson Russell	9,014,721	7.05%
	4308 Musqueam Drive
	Vancouver, B.C.
	Canada V6N 3R7

Common	All officers and directors as a group:	9,014,721	7.05%

*Based on 127,838,231 shares of common stock issued and outstanding December 31, 2019

Item 12. Certain Relationships and Related Transactions

None

Item 13. Exhibits and Reports on Form 8-K

No change in exhibits since previous filing.

No Form 8K was filed during the fourth quarter of 2019.

Item 14. Principal Accountants Fees and Services

During 2019, the Company’s auditors received approximately $17,095 in remuneration for audit and related (quarterly review) services. No other services were provided to the Company by its auditors and principal accountants.

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

Northstar Electronics, Inc.

(Registrant)

By (Signature and Title):
/s/ WILSON RUSSELL
Date: April 27, 2020	Wilson Russell, PhD,
Chief Executive Officer and Chief Financial Officer