Form 10-Q
period 2020-03-31
NORTHSTAR ELECTRONICS INC
filed 2020-10-15
CIK 1082027

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2020

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

(780) 660 0937

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

Large accelerated Filer [ ]	Accelerated Filer [ ]
Non-accelerated filer [X]	Smaller reporting Company [X]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

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

Yes[  ]  No [  ]  Not Applicable

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common shares as of September 30, 2020:  127,838,231

Transitional Small Business Disclosure Format (check one):

Yes [  ]  No [X]

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

NORTHSTAR ELECTRONICS, INC.

Interim Consolidated Balance Sheets

U.S. Dollars

	March 31 2020	December 31 2019
	unaudited	audited
Assets

Current
Cash	$33,204	$40,261
Total assets	$33,204	$40,261

Liabilities

Current
Accounts payable and accrued liabilities	$1,235,792	$1,220,792
Loans payable	442,916	442,916
Due to director	614,928	616,159
Legal liability	2,861,441	3,100,221
Total liabilities	5,155,077	5,380,088

Stockholders’ Deficit
Authorized:
200,000,000 Common shares with a par value of $0.0001 each
20,000,000 Preferred shares with a par value of $0.0001 each
Issued and outstanding:
127,838,231 Common shares (127,838,231 - December 31, 2019)	12,784	12,784
597,716 Preferred series A, B and C shares (597,716 - December 31, 2019)	404,299	404,299
Additional paid-in capital	8,608,875	8,608,875
Accumulated deficit	(14,147,831)	(14,365,785)
Total stockholders’ deficit	(5,121,873)	(5,339,827)
Total liabilities and stockholders’ deficit	$33,204	$40,261

Nature of operations and going concern (note 1)

Subsequent event (note 5)

See notes to the interim consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Interim Consolidated Statements of Operations

Three Months Ended March 31

Unaudited

U.S. Dollars

	2020	2019

EXPENSES
Administration	$15,000	$15,750
Professional fees	2,126	13,298
Management fees	-	30,000
Engineering	-	11,250
Rent	2,250	2,658
Investor relations	-	3,375
Office	1,910	1,918
Foreign exchange (gain) loss	(263,484)	57,887
Interest	24,244	24,165
Total expenses	(217,954)	160,301

Net income (loss) for the period	$217,954	$(160,301)

Basic and diluted gain (loss) per common share	$0.00	$(0.00)

Weighted average number of shares outstanding	127,838,231	127,838,231

See notes to the condensed consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Interim Consolidated Statement of Changes in Stockholders’ Deficit

Three Months Ended March 31, 2020

Unaudited

U.S. Dollars

	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Preferred Shares	Total Stockholders’ Deficit

Balance December 31, 2019	127,838,231	$ 12,784	$ 8,608,875	$ (14,365,785)	$ 404,299	$ (5,339,827)
Net income (loss)	-	-	-	(217,954)	-	(217,954)
Balance March 31, 2020	127,838,231	$ 12,784	$ 8,608,875	$ (14,147,831)	$ 404,299	$ (5,121,873)

See notes to the condensed consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Interim Consolidated Statements of Cash Flows

Three Months Ended March 31

Unaudited

U.S. Dollars

	2020	2019

Operating Activities
Net income (loss)	$217,954	$(160,301)
Items not involving cash
Foreign exchange (gain) loss	(263,024)	34,218
Accrued interest	24,244	24,165
Changes in non-cash working capital
Changes in operating assets and liabilities	13,769	72,133
Net cash used in operating activities	(7,057)	(29,785)

Decrease in cash	(7,057)	(29,785)
Cash, beginning	40,261	170,831

Cash, ending	$33,204	$141,046

See notes to the condensed consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2020

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

These unaudited consolidated interim financial statements have been prepared by management in accordance with GAAP for interim financial information, are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s December 31, 2019 Form 10-K.

The Company is in the process of regenerating its operations. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year. The accompanying interim consolidated financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months to March 31, 2020 the Company incurred a net cash outflow of $7,057 and at March 31, 2020 had a working capital deficiency of $5,121,873.

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

2. RELATED PARTY TRANSACTIONS

a)The amount of $614,928 (December 31, 2019 - $616,159) due to a director of the Company has no specific terms of repayment, is non-interest bearing and unsecured.

b)The Company accrued management fees of $nil in total to a director of the Company for his services as an officer of the Company during the three months ended March 31, 2020 (2019: $30,000).

3. CONTINGENCIES

During 2000 to 2008, the Company’s former subsidiaries Northstar Technical Inc. (“NTI”) and Northstar Network Ltd. (“NNL”) received funding from Atlantic Canada Opportunities Agency (“ACOA”) to fund their projects. In 2013, ACOA filed claims against NTI, NNL and the Company for repayments of advances due to events of default.  The advance and interests ACOA claims totaled CAD$3,079,475.  In accordance with agreements signed between NTI, NNL and the Company, the Company was jointly and severally liable for the obligations. Further, the claim amount bears a daily interest of CAD$358 from February 15, 2013 to settlement. During the three months ended March 31, 2020, the Company recorded interest expenses of $24,244 (2019: $24,165).

4. NEW ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

5. SUBSEQUENT EVENT

In April 2020, 1,495,000 warrants expired unexercised.

In September 2020, another 13,134,208 warrants expired unexercised.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial information for the three month periods ended March 31, 2020 and March 31, 2019 prepared by management and the consolidated financial statements for the year ended December 31, 2019 as presented in its annual Form 10K as filed.

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

Results of Operations

Comparison of the three months ended March 31, 2020 with the three months ended March 31, 2019.

The net income for the three-month period ended March 31, 2020, was $217,954 compared to a net loss of $160,301 for the three months ended March 31, 2019. The increase in net operating result was in part due to foreign exchange fluctuations.

Comparison of Financial Position at March 31, 2020 with March 31, 2019

The Company’s working capital deficiency at March 31, 2020 was $5,121,873, with current liabilities of $5,155,077, which are in excess of current assets of $33,204. At December 31, 2019 the Company had a working capital deficiency of $5,339,827.

Critical Accounting Policies and Estimates

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our annual financial statements at December 31, 2019. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

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

Liquidity and Capital Resources

Cash outflow for the first quarter ended March 31, 2020 was $7,057 compared to an outflow of cash of $29,785 in the comparative prior quarter March 31, 2019. In the quarter, the Company received $0 ($0 in the comparative prior quarter) from equity funding and received $0 (received $0 in the comparative quarter) long term debt leaving cash on hand at March 31, 2020 of $33,204 compared to cash on hand of $40,261 at December 31, 2019. Until the Company receives revenues from new contracts it will be dependent upon equity and loan financings to compensate for the outflow of cash anticipated from operations.

At this time, no commitment for funding has been made to the Company.

The Company’s continued operations are dependent upon obtaining revenues from outside sources or raising additional funds through debt or equity financing.

Item 3. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures

Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the date of this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer has concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner. The disclosure controls were not effective at March 31, 2020.

(b)  Changes in internal controls

There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their most recent evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

No change since previous filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

October 12, 2020	Northstar Electronics, Inc.
(Registrant)

By: /s/ Wilson Russell
Wilson Russell, PhD, President and Chief Financial Officer