Form 10-Q
period 2020-06-30
NORTHSTAR ELECTRONICS INC
filed 2020-10-15
CIK 1082027

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2020

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

Yes[  ]  No [  ]  Not Applicable [X]

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common shares as of September 30, 2020:  127,838,231

Transitional Small Business Disclosure Format (check one):

Yes [  ]  No [X]

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

NORTHSTAR ELECTRONICS, INC.

Interim Consolidated Balance Sheets

U.S. Dollars

	June 30 2020	December 31 2019
	unaudited	audited
Assets

Current
Cash	$30,567	$40,261
Total assets	$30,567	$40,261

Liabilities

Current
Accounts payable and accrued liabilities	$1,247,040	$1,220,792
Loans payable	442,916	442,916
Due to director	612,642	616,159
Legal liability	3,002,658	3,100,221
Total liabilities	5,305,256	5,380,088

Stockholders’ Deficit
Authorized:
200,000,000 Common shares with a par value of $0.0001 each
20,000,000 Preferred shares with a par value of $0.0001 each
Issued and outstanding:
127,838,231 Common shares (127,838,231 - December 31, 2019)	12,784	12,784
597,716 Preferred series A, B and C shares (597,716 - December 31, 2019)	404,299	404,299
Additional paid-in capital	8,608,875	8,608,875
Accumulated deficit	(14,300,647)	(14,365,785)
Total stockholders’ deficit	(5,274,689)	(5,339,827)
Total liabilities and stockholders’ deficit	$30,567	$40,261

Nature of operations and going concern (note 1)

See notes to the interim consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Interim Consolidated Statements of Operations

Three and Six Months Ended June 30, 2020 and 2019

Unaudited

U.S. Dollars

	Three Months		Six Months
	2020	2019	2020	2019

EXPENSES
Management fees	$-	$30,000	$-	$60,000
Administrative fees	-	15,000	15,000	30,750
Professional fees	7,482	(229)	9,608	13,069
Foreign exchange (gain) loss	120,191	69,602	(143,293)	127,489
Engineering research and development	-	11,375	-	22,625
Investor relations	-	3,520	-	6,895
Interest	23,520	24,165	47,764	48,330
Marketing and sales	-	-	-	-
Office	1,623	18,026	5,783	19,944
Total expenses (income)	152,816	171,459	(65,138)	329,102

Net income (loss) for the period	$(152,816)	$(171,459)	$65,138	$(329,102)

Basic and diluted earnings (loss) per common share	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted average number of shares outstanding	127,838,231	127,838,231	127,838,231	127,838,231

See notes to the interim consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Interim Consolidated Statement of Changes in Stockholders’ Deficit

Three Months Ended June 30, 2020

Unaudited

U.S. Dollars

	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Preferred Shares	Total Stockholders’ Deficit

Balance December 31, 2019	127,838,231	$ 12,784	$ 8,608,875	$ (14,365,785)	$ 404,299	$ (5,339,827)
Net income (loss)	-	-	-	65,138	-	65,138
Balance June 30, 2020	127,838,231	$ 12,784	$ 8,608,875	$ (14,300,647)	$ 404,299	$ (5,274,689)

See notes to the interim consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Interim Consolidated Statements of Cash Flows

Six Months Ended June 30, 2020 and 2019

Unaudited

U.S. Dollars

	2020	2019

Operating Activities
Net income (loss)	$65,138	$(329,102)
Items not involving cash
Foreign exchange (gain) loss	(145,327)	122,138
Non-cash interest	47,764	48,330
Changes in non-cash working capital
Changes in operating assets and liabilities	26,248	30,000
Net cash used in operating activities	(6,177)	(128,634)

Financing Activities
Due to directors	(3,517)	40,252
Net cash provided by financing activities	(3,517)	40,252

Decrease in cash	(9,694)	(88,382)
Cash, beginning	40,261	170,831

Cash, ending	$30,567	$82,449

See notes to the interim consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Notes to Interim Consolidated Financial Statements

Six Months ended June 30, 2020

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

The results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year. The accompanying interim consolidated financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months ended June 30, 2020, the Company incurred a net income of $65,138 and at June 30, 2020 had a working capital deficiency of $5,274,689.

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

2. SHARE CAPITAL

WARRANTS

During the six months ended June 30, 2020, 1,495,000 warrants expired unexercised. As at June 30, 2020, there were 13,964,148 warrants outstanding.

3. LEGAL LIABILITY

During 2000 to 2008, the Company’s former subsidiaries Northstar Technical Inc. (“NTI”) and Northstar Network Ltd. (“NNL”) received funding from Atlantic Canada Opportunities Agency (“ACOA”) to fund their projects. In accordance with agreements signed between NTI, NNL and the Company, the Company was jointly and severally liable for the obligations. In 2013, ACOA filed claims against NTI, NNL and the Company for repayments of advances due to events of default. The advance and interests ACOA claims totaled CAD$3,079,475 ($2,259,718). Further, the claim amount bears a daily interest of $358 from February 15, 2013 to settlement. During the six months ended June 30, 2020, the Company recorded interest expenses of $47,764 (June 30 2019-$48,330).

4. RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2020, the Company accrued management fees payable of $nil in total to a director of the Company (June 30, 2019 - $60,000).

At June 30, 2020, there is a balance of $612,642 (December 31, 2019: $616,159) owing to a director of the Company for management fees and expenses reimbursement. These amounts are not secured and are without terms of repayment.

5. NEW ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

5. SUBSEQUENT EVENT

In September 2020, another 13,134,208 warrants expired unexercised.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial information for the six month periods ended June 30, 2020 and June 30, 2019 prepared by management and the consolidated financial statements for the year ended December 31, 2019 as presented in the Form 10K as filed.

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

The Company is currently working on plans to obtain ownership rights to a single engine turbo prop airplane with industrial applications. If successful, we intend to manufacture the airplane and market it internationally. We also intend to provide Maintenance, Repair and Overhaul (MRO) services in close proximity to customers. The Company’s wholly owned subsidiary, National Five Holding Ltd, is a 95% shareholder of Northstar Sealand Enterprises Ltd. (NSEL). The constituent parts of NSEL have experience in working on certified commercial aircraft and government military contracts and have access to an established aircraft parts manufacturing facility.

Results of Operations

Comparison of the three and six months ended June 30, 2020 with the three and six months ended June 30, 2019:

The net loss for the three month period ended June 30, 2020 was $(152,816) compared to a net loss of $(171,459) for the three months ended June 30, 2019. The Company reduced its management and administration fees to $nil (June 30, 2019 $45,000) while it searched for new management to conduct its affairs. A recovery of foreign exchange during the three months significantly reduced the loss for the period.

The net income for the six month period ended June 30, 2020 was $65,138, compared to a net loss of $(329,102) for the six months ended June 30, 2019. The Company reduced its management and administration fees to $15,000 (June 30, 2019 $90,750) while it searched for new management to conduct its affairs. A recovery of foreign exchange during the period significantly reduced the loss for the period.

Comparison of Financial Position at June 30, 2020 with December 31, 2019

The Company’s working capital deficiency decreased at June 30, 2020 to $5,274,689 with current liabilities of $5,305,256 which are in excess of current assets of $30,567. At December 31, 2019 the

Company had a working capital deficiency of $5,339,827. See also contingent liabilities, note 3 to the financial statements for the six months ended June 30, 2020.

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

Liquidity and Capital Resources

Cash outflow from operations for the six months ended June 30, 2020 was $(6,177) compared to an outflow of cash of $(128,634) in the comparative prior six months ended June 30, 2019. During the current period, the Company received $0 ($0 in the comparative prior period) from equity funding and received $0 (received $0 in the comparative period) long term debt leaving cash on hand at June 30, 2020 of $30,567 compared to cash on hand of $40,261 at December 31, 2019. Until the Company receives revenues from its new potential business it will be dependent upon equity funding and loan financings to compensate for the outflow of cash anticipated from operations.

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

Item 3. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures

Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the date of this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer has concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner. The disclosure controls were not effective at June 30, 2020.

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