Form 10-Q
period 2020-09-30
NORTHSTAR ELECTRONICS INC
filed 2021-09-22
CIK 1082027

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ______ to ______

333-90031

Commission file number

Northstar Electronics, Inc.

Exact name of small business issuer as specified in its charter

Delaware

State or other jurisdiction of organization

33-0803434

IRS Employee incorporation or Identification No.

355 Burrard Street, Suite 1000

Vancouver, BC, Canada  V6C 2G8

Address of principal executive offices

(778) 838-3313

Issuer's telephone number

Not Applicable

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares as of September 21, 2021: 127,838,231

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

NORTHSTAR ELECTRONICS, INC.

Condensed Consolidated Balance Sheets

U.S. Dollars

	September 30 2020	December 31 2019
	unaudited	audited
Assets

Current
Cash	$26,790	$40,261

	$26,790	$40,261

Liabilities

Current
Accounts payable and accrued liabilities	$1,213,623	$1,220,792
Loans payable	442,916	442,916
Due to director see Note 4	612,352	616,159
Legal liability	3,209,382	3,100,221
	5,478,273	5,380,088

Stockholders’ Deficit
200,000,000 Common shares authorized, with a par value of $0.0001, 127,838,231 Common shares issued and outstanding (127,838,231 - December 31, 2019)	12,784	12,784
20,000,000 Preferred shares authorized, with a par value of $0.0001 597,716 Preferred shares issued and outstanding (597,716 - December 31, 2019)	404,299	404,299
Additional paid-in capital	8,608,875	8,608,875
Accumulated deficit	(14,477,441)	(14,365,785)
	(5,451,483)	(5,339,827)

	$26,790	$40,261

Nature of operations and going concern (Note 1)

See notes to the condensed consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2020 and 2019

Unaudited

U.S. Dollars

	Three Months		Nine Months
	2020	2019	2020	2019

EXPENSES
Management	$-	$30,000	$-	$90,000
Consulting fees	-	3,550	-	3,550
Administration	-	15,000	-	45,750
Professional fees	1	2,042	9,609	15,111
Foreign exchange (gain) loss	15,909	(36,382)	2,892	91,107
Engineering and development	-	15,125	-	37,750
Investor relations	1,110	-	1,110	6,895
Marketing and sales	-	-	-	-
Office and administration	4,767	5,774	10,550	25,718
Interest expense	24,731	24,165	72,495	72,495
Total expenses	46,518	59,274	111,656	388,376

Net loss for the period	$(46,518)	$(59,274)	$(111,656)	$(388,376)

Basic and diluted gain (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	127,838,231	127,838,231	127,838,231	127,838,231

See notes to the condensed consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

Nine Months Ended September 30, 2020

Unaudited

U.S. Dollars

	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Preferred Shares	Total Stockholders’ Deficit

Balance December 31, 2019	127,838,231	$12,784	$8,608,875	$(14,365,785)	$404,299	$(5,339,827)
Net loss	-	-	-	(111,656)	-	(111,656)
Balance September 30, 2020	127,838,231	$12,784	$8,608,875	$(14,477,441)	$404,299	$(5,451,483)

See notes to the condensed consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2020 and 2019

Unaudited

U.S. Dollars

	2020	2019

Operating Activities
Net loss	$(111,656)	$(388,376)
Items not involving cash
Foreign exchange loss (gain)	36,666	86,649
Non-cash interest	72,495	72,495
Non-cash consulting	-	-
Changes in non-cash working capital
Changes in operating assets and liabilities	(7,169)	45,000
Net cash used in operating activities	(9,664)	(184,232)

Financing Activities
Issuance of common shares for cash (net of costs)	-	-
Loans payable	-	-
Increases in (decrease) to due to directors	(3,807)	66,945
Net cash provided by financing activities	(3,807)	66,945

Decrease in cash	(13,471)	(117,287)
Cash, beginning	40,261	170,831

Cash, ending	$26,790	$53,544

Non-cash Transactions
Shares issued for services	$-	$-
	$-	$-

See notes to the condensed consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2020

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

The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year. The accompanying interim consolidated financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months ended September 30, 2020 the Company incurred a net loss of $111,656 and at September 30, 2020 had a working capital deficiency of $5,451,483.

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

Certain of the creditors and the Company have agreed to settle their debts for the issuance of 25,668,720 shares of common stock valued at $358,828. See also Note 4

2. SHARE CAPITAL

COMMON STOCK

The Company issued nil shares of common stock during the nine months ended September 30, 2020. See also Note 4

WARRANTS

	Exercise	Number of Warrants
Expiry Date	Price	2020	2019
Open(1)	$ 0.50	389,170	389,170
Open(1)	$ 0.75	389,170	389,170
Open(2)	$ 0.25	51,600	51,600
September 30, 2020	$ 0.05	-	13,134,208
Total outstanding and exercisable		829,940	13,964,148
Weighted average outstanding life of warrants (years)		Open	0.94 - Open

(1)These warrants were issued in 2005. The expiry date of the warrants are six months after the closing bid price for the common stock of the Company has been over $0.65 and $1.00 per share respectively for five consecutive trading days.

(2)These warrants were issued in 2008 and they do not have an expiry date.

3. LEGAL LIABILITY

During 2000 to 2008, the Company’s former subsidiaries Northstar Technical Inc. (“NTI”) and Northstar Network Ltd. (“NNL”) received funding from Atlantic Canada Opportunities Agency (“ACOA”) to fund their projects. In accordance with agreements signed between NTI, NNL and the Company, the Company was jointly and severally liable for the obligations. In 2013, ACOA filed claims against NTI, NNL and the Company for repayments of advances due to events of default. The advance and interests ACOA claims totaled CAD$3,079,475. Further, the claim amount bears a daily interest of CAD$358 from February 15, 2013 to settlement. During the nine months ended September 30, 2020, the Company recorded interest expenses of $72,495 (2019: $72,495).

4. RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2020, the Company accrued management fees payable of $nil (2019: $90,000) in total to a director of the company.

At September 30, 2020, there is a balance of $612,352 (December 31, 2019: $616,159) owing to a director of the Company for management fees and expense reimbursement. The amount is included in current liabilities, are unsecured and payable on demand. The creditor and the Company have agreed to settle this debt for the issuance of 31,000,000 shares of common stock valued at $612,352.

5. NEW ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

6. SUBSEQUENT EVENT

Other than details in Note 4, there have been no transactions outside of normal day to day activities subsequent to September 30, 2020.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial information for the three and nine month periods ended September 30, 2020 and September 30, 2019, prepared by management, and the audited consolidated financial statements for the twelve months ended December 31, 2019 as presented in the Company’s Form 10K and amendments as filed.

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

The Company’s Services

The Company has been working to obtain the rights to build our own systems in the civilian aviation sector with the belief that this would improve control over the business outcomes compared to the contract manufacturing business.

The Company has been working on an agreement to purchase the worldwide rights to manufacture a single engine Turbo Prop airplane with industrial applications from a subsidiary of a large international aerospace company. Unfortunately, the Company was unable to obtain suitable financing for its projected plans, the agreement did not materialize and the project has been abandoned. The Company has a further agreement to retain up to a 35% interest in the project with an engineering firm that has expressed further interest in the project.

Results of Operations

Comparison of the three and nine months ended September 30, 2020 with the three and nine months ended September 30, 2019:

Gross revenues from all sources for the three month period ended September 30, 2020 were $0 compared to $0 in the comparative prior three month period. Gross revenues from all sources for the nine month period ended September 30, 2020 were $0 compared to $0 in the comparative prior nine month period. In prior years the Company earned modest consulting fees as the Company continued to reorganize its business.

There was a net loss for the nine month period ended September 30, 2020 of $111,656 compared to a net loss of $388,376 for the nine months ended September 30, 2019. The decrease in the losses is a result of the collapse of its project due to lack of funding.

There was a net loss for the three month period ended September 30, 2020 of $46,518 compared to a net loss of $59,274 for the three months ended September 30, 2019 due to a non cash recovery of foreign exchange. The net operations were otherwise comparable to the prior year as the Company continued to reduce office and administration expenses as well as engineering and marketing expenses.

Comparison of Financial Position at September 30, 2020 with December 31, 2019

The Company’s working capital deficiency increased at September 30, 2020 to $5,451,483 with current liabilities of $5,478,273 which are in excess of current assets of $26,790. At December 31, 2019 the Company had a working capital deficiency of $5,339,827. See also legal liabilities, note 3 to the financial statements for the nine months ended September 30, 2020.

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

Liquidity and Capital Resources

Cash outflow for the nine months ended September 30, 2020 was $9,664 compared to an outflow of cash of $184,232 in the comparative prior nine months ended September 30, 2019. During the current period, the Company received $nil ($nil in the comparative prior period) from equity funding leaving cash on hand at September 30, 2020 of $26,790 compared to cash on hand of $53,545 at September 30, 2019. Until the Company receives revenues from new contracts it will be dependent upon equity and loan financings to compensate for the outflow of cash anticipated from operations.

At this time, no commitment for funding has been made to the Company.

The Company’s continued operations are dependent upon obtaining revenues from outside sources or raising additional funds through debt or equity financing.

Item 3. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures

Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the date of this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer has concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner. The disclosure controls were not effective at September 30, 2020.

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

September 21, 2021	Northstar Electronics, Inc.
(Registrant)

By: /s/ Howard Nash
Howard Nash, President and acting Chief Financial Officer