Form 10-K
period 2020-12-31
NORTHSTAR ELECTRONICS INC
filed 2021-09-22
CIK 1082027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  n/a

Commission file number: 333-90031

Northstar Electronics, Inc.

Name of small business issuer in its charter

Delaware	33-0803434
State or other jurisdiction of incorporation or organization	IRS Employer Identification No.

355 Burrard Street, Suite 1000

Vancouver, BC, Canada V6C 2G8

Address of principal executive offices and Zip Code

Issuer’s telephone number (778) 881-5544

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes ☒ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

1

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☒	Smaller reporting Company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

State issuer’s revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $571,590

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. Outstanding shares of common stock as of September 21, 2021: 127,838,231

2

TABLE OF CONTENTS

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

Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward looking statements. Such factors include, but are not limited to changes in economic conditions, government regulations, contract requirements and abilities, behavior of existing and new competitor companies and other risks and uncertainties.

We cannot guarantee our future results, level of activity, performance or achievements. Neither I nor any other person assumes responsibility for the accuracy and completeness of these forward looking statements. We are under no duty to update any of the forward looking statements after the date of this report.

3

Risk Factors

Investment in our common stock involves a high degree of risk. Prospective investors should carefully consider the following risk factors in addition to other information in this annual report before purchasing our common stock.

Because we have a net loss from operations of $48,667 for the year ended December 31, 2020 (December 31, 2019: $580,344 loss) and have accumulated losses of $14,414,452 from inception, we face a risk of insolvency and we remain dependent on equity and debt financing to help pay operating costs and to help cover operating losses.  Business financing is being pursued but there is no financing in place at the time of this filing.

The Company had previously been dependent on contract manufacturing which did not deliver long term positive financial results, as had been expected. We are, at present, working with a perspective partner company to develop a business area in the aerospace sector. If successful we will own approximately 30% of the partner company.  Our future is uncertain if we fail to develop this business area. Please also refer to our December 31, 2020 year end financial statements and notes thereto, prepared without audit.

The auditor’s report for our prior year December 31, 2019 consolidated financial statements included an additional paragraph that identifies conditions which raise doubt about our ability to continue as a going concern. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PART I

Item 1. Description of Business

The business of the Company is primarily that of a holding company with subsidiaries. The Company’s wholly owned subsidiary, National Five Holding Ltd, holds a 95 percent share interest in Northstar Sealand Enterprises Ltd (“NSEL”). NSEL has been incorporated to pursue a manufacturing, marketing, sales and maintenance opportunity in the aviation industry and is in negotiations with a major aviation company.

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

Homeland Security and Military Defense:

The Company had expected that design and manufacture of homeland security and anti-terrorism systems would have grown rapidly as the United States Department of Homeland Security and the United States Navy had planned to ramp up efforts to protect ports and other onshore high value assets and ships. In partnership with a division of Lockheed Martin Corp, we responded to a Request for Quote by the USN and they gave us a high assessment rating. We sold several systems but the DHS took the USN’s budget meant to purchase our systems and used the funds for the war in Iraq. This also happened the following year and subsequently the USN cancelled the program.

NEW DIRECTION

The Company continued to expend considerable efforts during the past year in developing operational knowledge of a particular industrial single engine Turbo Prop airplane, conducting research into Supply Chain Management Systems applicable to this project, carrying out market research in different geographical areas, in conducting research into the most efficient procedures to obtain the Type Certificate for the airplane and in developing the most cost effective ways to carry out production of the airplane as well as strategies to acquire systems and technologies.

Due the large capital requirements of the perspective new aerospace venture the Company is working with a strong partner to obtain the worldwide rights to a single engine Turbo Prop airplane with industrial applications. If successful, our partner company will manufacture and market the airplane internationally and provide Maintenance, Repair and Overhaul (MRO) services in close proximity to customers with Northstar holding a share interest of approximately 30% interest in the new company. The Company’s wholly owned subsidiary, National Five Holding Ltd, is a 95% shareholder of Northstar Sealand Enterprises Ltd (NSEL). NSEL holds the Company’s interests in this endeavor.

Marketing

Due to financial restrictions the Company is not actively marketing itself at present.

Technology Protection

The Company currently owns no proprietary technology requiring protection with respect to its activities. If the company acquires any proprietary technology, it will put appropriate protection measures in place.

Need for Government Approvals

If the Company is successful in acquiring the rights to the aforementioned single engine airplane, there will be required government approvals applicable to our expected future activities.

The approvals would likely be for an in-country Type Certificate and other certificates, as required, in other countries where the airplane would be marketed. These approvals will put in place by the company building the airplanes and not Northstar Electronics.

Effect of Existing or Probable Government Regulations

If successful with the acquisition of the rights to the single engine airplane, the Company through its partnership with a local manufacturing company intends to abide by the applicable regulations in each country where it intends to carry out marketing and sales. The costs of meeting the regulatory requirements can be high and the Company in conjunction with its manufacturing and sales partner will do it’s best to procure the funds required.

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

EMPLOYEES

As of December 31, 2020 the Company has no employees.

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

The Company is liable to repay $3,136,886 in assistance received from the Atlantic Canada Opportunity Agency (ACOA) by the Company’s two former subsidiaries, Northstar Technical Inc. (NTI) and Northstar Network Ltd. (NNL). The Company, for reasons of expediency, became a cosigner of the agreements the subsidiaries had with ACOA. Subsequently, ACOA claimed that NTI and NNL were delinquent in their payments and, eventually, in early 2013 ACOA launched legal action in Newfoundland where the two subsidiaries had operated. The Company was not in a financial position at the time to launch a defense and ACOA received a judgment unopposed. The Company intends to approach ACOA with an offer of settlement within the foreseeable future.

Item 4. Submission of Matters to a Vote of Security Holders

There have been no changes since the previous filing. The Company has filed with the SEC an SB-1 registration statement April 2000, an S-8 registration November 2000 and quarterly reports (form 10QSB) for June and September 2000 and for March, June and September 2001, 2002, 2003, 2004, 2005, 2006 and 2007, form 10Q’s for March, June and September 2008, 2009, 2010, 2011, 2012 - 2014, 2015, 2016, 2017, 2018 and 2019 and annual reports (form 10KSB) for December 31, 2000, 2001, 2002, 2003, 2004, 2005, 2006, 2007 and form 10K for 2008, 2009, 2010, 2011 and the years 2012 thru 2014 and for 2015, 2016, 2017, 2018 and 2019 .

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

No change since previous filing.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission (“SEC”), press releases, presentations by the Company of its management and oral statements) may constitute “forward-looking statements”. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and “should,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. Actual results may materially differ from any forward-looking statements.  Factors that might cause or contribute to such differences include, among others, competitive pressures and constantly changing technology and market acceptance of the Company’s products and services. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion, comparison and analysis should be read in conjunction with the Company’s accompanying unaudited consolidated financial statements for the years ended December 31, 2020 and 2019 and the notes related thereto. The discussion of results, causes and trends should not be construed to infer conclusions that such results, causes or trends necessarily will continue in the future.

DISCUSSION

The following table sets forth for the years indicated items included in the Company’s consolidated statement of operations:

	2020	2019
Total revenue	$-	$-
Cost of goods sold	-	-
Gross margin	-	-

Expenses	48,667	580,344

Net income (loss)	$(48,667)	$(580,344)
Net income (loss) per share	$(0.00)	$(0.00)

During the years ended December 31, 2020 and 2019, the Company continued its recovery from the loss of its contracts, continued to improve its internal systems and continued working toward attaining suitable new contracts.

A shortage of working capital in support of operations has been an issue as the Company took measures to provide that support. Sufficient capital was not raised and consequent business operations were kept at a minimum.

The Company experienced operating losses of $48,667 for 2020, and $580,344 for 2019 while maintaining an office and continuing to pursue its single engine aircraft opportunity.

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

Results of Operations

Nil revenue was generated in the years 2020 and 2019 resulting in negligible cash flow. The Company generated $0 in contract revenue and $0 sales revenues during these years.

During 2020 the Company incurred costs of $nil ($39,983 during 2019) on market assessments, type certificate matters, supply chain management planning, quality control, first assembly plans, follow-on production plans, and maintenance, repair and overall planning related to the acquisition of the worldwide rights to the single engine industrial Turbo Prop airplane. In order to fund the project the Company reduced its interest in the project to 31.5% subject to our new partner company being successful in financing the project.

Liquidity and Capital Resources

The Company used cash in operations of $(18,665) in 2020 compared to cash used by operations of $(130,570) in 2019 and $(127,672) in 2018.

In 2020 the Company raised equity financing of $nil. In 2019 the Company raised equity financing of $nil.

The Company’s working capital and capital requirements will depend on many factors, including the ability of the Company to generate sufficient funds to cover the current level of operating expenses. During the most recent fiscal year 2020 the Company increased its current debt by $39,002 (2019 increased by $449,774). The Company is attempting to negotiate a secure equity financing in the short term.

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

The availability of sufficient future funds will depend to an extent on the timing of the expected financing of the rights to the single engine Turbo Prop airplane. Accordingly, the Company will be required to issue securities to finance start-up and working capital requirements for the expected new aviation business and ongoing general business expansion. There can be no assurance whether or not such future financings will be available or on satisfactory terms.

Item 7. Financial Statements

NORTHSTAR ELECTRONICS, INC.

Index to Consolidated Financial Statements December 31, 2020 and 2019(U.S. Dollars)

PREPARED WITHOUT AUDIT

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Changes in Stockholders’ Deficit

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Balance Sheets

PREPARED WITHOUT AUDIT

December 31

(US Dollars)

	2020	2019
		(audited)
Assets

Current
Cash	$21,596	$40,261

Total Current Assets	21,596	40,261

Total Assets	$21,596	$40,261

Liabilities

Current
Accounts payable and accrued liabilities (note 4)	$880,436	$1,220,792
Loans payable (note 5)	442,916	442,916
Due to director (note 6)	949,852	616,159
Legal liability (note 7)	3,136,886	3,100,221

Total Current Liabilities	5,410,090	5,380,088

Total Liabilities	5,410,090	5,380,088

Stockholders’ Deficit
200,000,000 Common shares authorized with a par value of $0.0001 127,838,231 Common shares issued and outstanding (127,838,231 - 2019)	12,784	12,784
20,000,000 Preferred shares authorized with a par value of $0.0001 597,716 Preferred shares issued and outstanding (597,716 - 2019)	404,299	404,299
Additional Paid-in Capital	8,608,875	8,608,875
Accumulated Deficit	(14,414,452)	(14,365,785)

Total Stockholders’ Deficit	(5,388,494)	(5,339,827)

Total Liabilities and Stockholders’ Deficit	$21,596	$40,261

Nature of operations and going concern (note 1)

See notes to consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

PREPARED WITHOUT AUDIT

Years Ended December 31

(US Dollars)

	2020	2019
		(audited)
Expenses
Research and development	$-	$39,600
Travel, marketing and business development	-	383
Management fees	-	120,000
Administration	15,000	60,750
Consulting	-	3,550
Rent and storage	3,600	10,217
Professional fees	16,763	16,148
Investor relations	1,110	9,099
Office and miscellaneous	3,062	5,744
Filing and transfer agent fees	6,395	18,334
Foreign exchange (gain) loss	2,737	148,063

Net loss before other items	(48,667)	(431,888)

Other items
Filing penalty (Note 9)	-	(50,000)
Interest expense	-	(98,456)
Net and comprehensive loss	$(48,667)	$(580,344)

Loss Per Share (Basic)	$(0.00)	$(0.00)
Loss Per Share (Dilutive)	$-	$-

Weighted Average Number of Common Shares Outstanding (Basic and Diluted)	127,838,231	127,838,231

See notes to consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Statements of Changes in Stockholders’ Deficit

PREPARED WITHOUT AUDIT

Years Ended December 31

(US Dollars)

	Number of Shares	Par Value	Additional Paid-In Capital	Subscriptions receivable	Accumulated Deficit	Preferred Shares	Total Stockholders’ Deficit
Balance, December 31, 2017	98,579,815	$9,858	$8,333,396	$(5,035)	$(13,527,495)	$404,299	$(4,784,977)
Issued for services	1,000,000	100	9,900	-	-	-	10,000
Issuance for cash	28,258,416	2,826	265,579	-	-	-	268,405
Subscription collected	-	-	-	5,035	-	-	5,035
Net loss	-	-	-	-	(257,946)	-	(257,946)
Balance, December 31, 2018	127,838,231	$12,784	$8,608,875	$-	$(13,785,441)	$404,299	$(4,759,483)
Net loss	-	-	-	-	(580,344)	-	(580,344)
Balance, December 31, 2019	127,838,231	$12,784	$8,608,875	$-	$(14,365,785)	$404,299	$(5,339,827)
Net loss	-	-	-	-	(48,667)	-	(48,667)
Balance, December 31, 2020	127,838,231	$12,784	$8,608,875	$-	$(14,414,452)	$404,299	$(5,388,494)

See notes to consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Consolidated Statements of Cash Flows

PREPARED WITHOUT AUDIT

Years Ended December 31

(US Dollars)

	2020	2019

Operating Activities
Net loss	$(48,667)	$(580,344)
Items not involving cash:
Non-cash investor relations	-	-
Foreign exchange (gain) loss	-	145,897
Changes in Non-Cash Working Capital:
Accounts payable and accrued liabilities	(6,663)	110,336
Due to director	-	98,456
Interest accrual	36,665	95,085
Cash Used in Operating Activities	(18,665)	(130,570)

Financing Activities
Issuance of share capital for cash	-	-
Loan advances	-	-
Cash Provided by Financing Activities	-	-

Change in Cash	(18,665)	(130,570)
Cash, Beginning	40,261	170,831
Cash, Ending	$21,596	$40,261

Supplemental Information
Income taxes paid	$-	$-
Interest paid	$-	$-

Non-cash transactions
Common shares issued for consulting	$-	$-

See notes to consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Notes to Consolidated Financial Statements

Prepared without audit

Years Ended December 31, 2020 and 2019

(US Dollars)

1. NATURE OF OPERATIONS AND GOING CONCERN

Northstar Electronics Inc. (the “Company”) was incorporated on May 11, 1998 in the state of Delaware. The Company is attempting to reorganize itself.

The Company’s business activities are conducted principally in Canada. However, the financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) with all figures translated into United States dollars for financial reporting purposes.

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to continue as a going-concern and contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2020 the Company incurred a net loss of $48,667 (2019: $580,344) and had a working capital deficiency of $5,388,494 (2019: $5,339,827). Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by issuing debt and equity financing.

2. SIGNIFICANT ACCOUNTING POLICIES

a. Basis of consolidation

The consolidated financial statements include the accounts of the Company and its controlled subsidiary, National Five Holding Ltd, which was inactive during the years ended December 31, 2020 and 2019.

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

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

k. Recently adopted accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Topic 842 is effective for public companies for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability, measured on a discounted basis, on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. Originally, entities were required to adopt ASU 2016-02 using a modified retrospective approach, which required prior periods to be presented under this new standard with certain practical expedients available.

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

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	2020	2019
Accounts payable	$525,924	$220,559
Accrued liabilities	354,512	1,000,233
	$880,436	$1,220,792

Certain creditors and the Company have agreed to settle their debts for the issuance of 10,168,720 shares of common stock valued at $21,328. This transaction will be completed as soon as the company is in a position to issue the shares. See also Note 6

5. LOANS PAYABLE

	2020	2019
Demand loans	$417,364	$417,364
Promissory notes	8,625	8,625
Interest payable	16,927	16,927
	$442,916	$442,916

The demand loans are non-interest bearing, unsecured with no fixed terms of repayment.

The promissory notes bear interest rate of 10% per annum and are convertible to the Company’s shares at the Company’s option at a price to be agreed upon both the Company and the promissory note holders.

6. RELATED PARTY TRANSACTIONS

a.The amount of $949,852 due to a director and to a former director (December 31, 2019: $616,159 due to a former director of the Company) has no specific terms of repayment, is non-interest bearing and unsecured. The creditor and the Company have agreed to settle $949,852 (the debt) for the issuance of 46,500,000 shares of common stock. This transaction will be completed as soon as the company is in a position to issue the shares.

b.The Company accrued management fees payable of $nil in total to a director of the Company for his services as an officer of the Company during the year ended December 31, 2020 (2019: $120,000).

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

	2020	2019
Legal liability	$2,403,152	$2,403,152
Interest payable	733,734	697,069
	$3,136,886	$3,100,221

8. WARRANTS

Warrant activity for the years ended December 31, 2020 and 2019 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance December 31, 2018	17,959,148	$0.64
Expired	(2,500,000)	$0.04
Issued	14,629,208	$0.05
Balance December 31, 2019	15,459,148	$0.07
Expired	(14,629,208)	$0.04
Balance December 31, 2020	829,940	$0.04

As at December 31, 2020 the outstanding warrants were:

	Exercise	Number of Warrants
Expiry Date	Price	2020	2019
Open(1)	$ 0.50	389,170	389,170
Open(1)	$ 0.75	389,170	389,170
Open(2)	$ 0.25	51,600	51,600
April 20, 2019	$ 0.04	-	-
April 23, 2020	$ 0.05	-	645,000
April 23, 2020	$ 0.05	-	850,000
September 30, 2020	$ 0.05	-	792,102
September 30, 2020	$ 0.05	-	500,000
September 30, 2020	$ 0.05	-	11,842,106
Total outstanding and exercisable		829,940	15,459,148
Weighted average outstanding life of warrants (years)		Open	0.88 - Open

(1)These warrants were issued in 2005. The expiry date of the warrants are six months after the closing bid price for the common stock of the Company has been over $0.65 and $1.00 per share respectively for five consecutive trading days.

(2)These warrants were issued in 2008 and they do not have an expiry date.

9. INCOME TAXES

Income taxes vary from the amount that would be computed by applying the estimated combined statutory income tax rate (21%) for the following reasons:

	2020	2019
Loss before income taxes	$(48,667)	$(580,344)
Income tax rate	21%	21%
Expected income tax recovery	(10,222)	(121,872)
Permanent difference	-	10,500
Effect from change in tax rates	-	-
Change in valuation allowance	10,222	111,372
Provision for income taxes	$-	$-

9. INCOME TAXES (continued)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	2020	2019
Deferred tax asset attributable to:
Non-capital loss	$2,028,382	$2,018,162
Less: change in valuation allowance	(2,028,382)	(2,018,162)
	$-	$-

The Company’s carried losses for income tax purposes are $9,610,295 which may be carried forward to apply against future income tax. The future tax benefit of these loss carry-forwards has been offset with a full valuation allowance. These losses expire as follows:

2026	$681,591
2027	718,441
2028	1,791,899
2029	1,039,431
2030	1,272,447
2031	1,807,955
2032	864,013
2033	102,286
2034	(297,953)
2035	(332,517)
2036	535,288
2037	639,125
2038	257,946
2039	530,344
2040	48,677
$9,658,973

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

The Company did not file its U.S. federal income tax returns, including, without limitation, information returns on Internal Revenue Service (“IRS”) Form 5471, Information Return of U.S. Persons With Respect to Certain Foreign Corporations for the years ended December 31, 2007 through 2020. Failure to furnish any information with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to certain civil penalties.

9. INCOME TAXES (continued)

The Company did not file the information reports for the years ended December 31, 2007 through 2020 concerning its interest in foreign bank accounts on TDF 90-22.1, “Report of Foreign Bank and Financial Accounts” (“FBARs”). For not complying with the FBAR reporting and recordkeeping requirements, the Company is potentially subject to civil penalties up to $10,000 for each of its foreign bank accounts. During the year ended December 31, 2019, the Company accrued $50,000 on potential penalty for failure to file the form TDF 90-22.1. In addition, because the Company did not generate any income in the United States or otherwise have any U.S. taxable income, the Company does not believe that it owes U.S. federal income taxes in respect to any transactions that the Company or any of its subsidiaries may have engaged in through December 31, 2020. However, there can be no assurance that the IRS will agree with the position, and therefore the Company ultimately could be held liable for U.S. federal income taxes, interest and penalties.

10. COMMON STOCK

During the years ended December 31, 2020 and 2019, the Company did not issue any common shares.

See also Notes 4 and 6

Preferred Shares

Issued for cash:

All classes of the preferred shares bear interest at 10% per annum paid semiannually not in advance and are convertible to shares of common stock of the Company after two years from receipt of funds at a 20% discount to the then current market price of the Company’s common stock. The preferred shares may be converted after six months and before two years under similar terms but with a 15% discount to market. At December 31, 2020, the outstanding number of preferred Classes A, B and C shares are 582,716 Class A (December 31, 2019: 582,716), 15,000 Class B (December 31, 2019: 15,000) and nil Class C (December 31, 2019: nil), respectively.

11. LOSS PER SHARE

The potentially dilutive securities that were excluded from the earnings (loss) per share calculation consist of 829,940 warrants (2019: 15,459,148). The warrants and any preferred share conversions would be antidilutive and therefore excluded.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no reportable disagreements on accounting or financial disclosure issues.

Item 8A. Controls and Procedures

Management’s Annual Report on Internal Control over Financial Reporting

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

For the year ended December 31, 2020 management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), an Internal Control - Integrated Framework issued in 1992, to evaluate the effectiveness of our internal control over financial reporting.

Management’s Assessment of the Effectiveness of Internal Controls over Financial Reporting as of December 31, 2020

Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that our internal control over financial reporting was effective as of December 31, 2020.

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

Factors Considered in Determining Effectiveness of Internal Controls and Procedures

Our President/Chief Executive Officer/Chief Financial Officer, has evaluated the effectiveness of our internal controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Management’s Assessment of the Effectiveness of Disclosure Controls over Financial Reporting

Management conducted an evaluation of the effectiveness of our disclosure control over financial reporting and determined that our disclosure control over financial reporting was not effective as of December 31, 2020. In the future, management will review the form of the 10-K to ensure that the affirmations meet the disclosure affirmation requirements and the internal control affirmation requirements. Measures have been taken to ensure any weakness in disclosure controls is remedied, principally by input from the Company’s legal securities counsel with respect to the disclosure obligations of the Company and from adequate allocation of resources.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act

Name of Director	Age	Office
Wilson Russell, PhD	75	Former President and Principal Financial Officer
Howard Nash	67	President and Acting CEO
Piers VanZiffle	73	Chairman of the Board, & Director

Item 10. Executive compensation

During the year 2020 the Company paid or accrued as payable $nil (2019 $120,000; 2018 $120,000; 2017 $105,000) to Wilson Russell, the Company’s President, for his services.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Class	Name and Address	Number of Shares	Percentage of Shares*

Common	Wilson Russell 5450 Vine Street, Suite 405 Vancouver, B.C. Canada V6N 3Z9	9,014,721	7.05%
Common	Sandra Lafleur-Nash 78 Rehwinkel Road NW Edmonton, Alberta Canada T6R 1Z8	5,735,000	4.49%
Common	Piers VanZiffle 1166 Alberni Street Vancouver, B.C Canada V6E 3Z3	1,230,830	0.96%

Common	All officers and directors as a group:	15,980,551	12.50%

*Based on 127,838,231 shares of common stock issued and outstanding September 30, 2020

Item 12. Certain Relationships and Related Transactions

None

Item 13. Exhibits and Reports on Form 8-K

No change in exhibits since previous filing.

No Form 8K was filed during the fourth quarter of 2020.

Item 14. Principal Accountants Fees and Services

During 2020, the Company’s auditors charged approximately $16,500 remuneration for audit and related (quarterly review) services. No other services were provided to the Company by its auditors and principal accountants.

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

Northstar Electronics, Inc.

(Registrant)

By (Signature and Title):
/s/ Howard Nash
Date: September 21, 2021	Howard Nash, President and
acting Chief Financial Officer