Form 10-Q
period 2021-03-31
NORTHSTAR ELECTRONICS INC
filed 2021-09-22
CIK 1082027

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

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

Issuer's telephone number (778) 881-5544

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

NORTHSTAR ELECTRONICS, INC.

Interim Consolidated Balance Sheets

U.S. Dollars

	March 31 2021	December 31 2020
	unaudited	audited
Assets

Current
Cash	$19,210	$21,596
Total Assets	$19,210	$21,596

Liabilities

Current
Accounts payable and accrued liabilities	$881,092	$880,436
Loans payable	442,916	442,916
Due to directors and a former director	949,252	949,852
Legal liability	3,129,268	3,136,886
Total liabilities	5,402,528	5,410,090

Stockholders’ Deficit
200,000,000 Common shares authorized, with a par value of $0.0001, 127,838,231 Common shares issued and outstanding (127,838,231 - December 31, 2020)	12,784	12,784
20,000,000 Preferred shares authorized, with a par value of $0.0001597,716 Preferred series A, B and C shares issued and outstanding (597,716 - December 31, 2020)	404,299	404,299
Additional paid-in capital	8,608,875	8,608,875
Accumulated deficit	(14,409,276)	(14,414,452)
Total stockholders’ deficit	(5,383,318)	(5,388,494)
Total liabilities and stockholders’ deficit	$19,210	$21,596

Nature of operations and going concern (Note 1)

See notes to the condensed consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Interim Consolidated Statements of Operations

Three Months Ended March 31, 2021 and 2020

Unaudited

U.S. Dollars

	2021	2020

EXPENSES
Administration	$-	$15,000
Professional fees	-	2,126
Management fees	-	-
Engineering	-	-
Rent	276	2,250
Investor relations	-	-
Office	955	1,910
Foreign exchange (gain) loss	(6,407)	(263,484)
Interest	-	24,244
Total expenses	(5,176)	(217,954)

Net income (loss) for the period	$5,176	$217,954

Basic and diluted gain (loss) per common share	$0.00	$(0.00)

Weighted average number of shares outstanding	127,838,231	127,838,231

See notes to the condensed consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Interim Consolidated Statement of Changes in Stockholders’ Deficit

Three Months Ended March 31, 2021

Unaudited

U.S. Dollars

	Number of Shares	Par Value	Additional Paid-In Capital	Subscriptions receivable	Accumulated Deficit	Preferred Shares	Total Stockholders’ Deficit
Balance, December 31, 2017	98,579,815	$9,858	$8,333,396	$(5,035)	$(13,527,495)	$404,299	$(4,784,977)
Issued for services	1,000,000	100	9,900	-	-	-	10,000
Issuance for cash	28,258,416	2,826	265,579	-	-	-	268,405
Subscription collected	-	-	-	5,035	-	-	5,035
Net loss	-	-	-	-	(257,946)	-	(257,946)
Balance, December 31, 2018	127,838,231	$12,784	$8,608,875	$-	$(13,785,441)	$404,299	$(4,759,483)
Net loss	-	-	-	-	(580,344)	-	(580,344)
Balance, December 31, 2019	127,838,231	$12,784	$8,608,875	$-	$(14,365,785)	$404,299	$(5,339,827)
Net loss	-	-	-	-	(48,667)	-	(48,667)
Balance, December 31, 2020	127,838,231	$12,784	$8,608,875	$-	$(14,414,452)	$404,299	$(5,388,494)
Net gain	-	-	-	-	5,176	-	5,176
Balance, March 31, 2021	127,838,231	$12,784	$8,608,875	$-	$(14,409,276)	$404,299	$(5,383,318

See notes to the condensed consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Interim Consolidated Statements of Cash Flows

Three Months Ended March 31, 2021 and 2020

Unaudited

U.S. Dollars

	2021	2020

Operating Activities
Net income (loss)	$5,176	$217,954
Items not involving cash
Foreign exchange (gain) loss	(6,407)	(263,024)
Accrued interest	-	24,244
Changes in non-cash working capital
Changes in operating assets and liabilities	(1,155)	13,769
Net cash used in operating activities	(2,386)	(7,057)

Decrease in cash	(2,386)	(7,057)
Cash, beginning	21,596	40,261

Cash, ending	$19,210	$33,204

See notes to the condensed consolidated financial statements

NORTHSTAR ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements

Nine Months Ended March 31, 2021

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

These unaudited consolidated interim financial statements have been prepared by management in accordance with GAAP for interim financial information, are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s consolidated yearend December 31, 2020 financial statements prepared without audit.

The Company is in the process of regenerating its operations. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year. The accompanying interim consolidated financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months to March 31, 2021 the Company incurred a net cash outflow of $2,386 and at March 31, 2021 had a working capital deficiency of $5,383,318.

Management has undertaken initiatives for the Company to continue as a going concern; for example: management is in talks with a consulting group out of Ottawa, Canada about taking over the Airplane manufacturing opportunity it has been working on this past number of years.  Management is unable to predict the results of its initiatives at this time.

Should management be unsuccessful in its initiative to finance its operations, the Company’s ability to continue as a going concern is not certain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue its operations as a going concern.

See also Note 5

2. RELATED PARTY TRANSACTIONS

a)The amount of $949,252 due to directors and a former director of the Company have no specific terms of repayment, is non-interest bearing and unsecured. See note 5 - subsequent event

b)The Company accrued management fees of $nil in total to directors of the Company for their services as officers of the Company during the three months ended March 31, 2021 (2020: $nil).

3. CONTINGENCIES

During 2000 to 2008, the Company’s former subsidiaries Northstar Technical Inc. (“NTI”) and Northstar Network Ltd. (“NNL”) received funding from Atlantic Canada Opportunities Agency (“ACOA”) to fund their projects. In 2013, ACOA filed claims against NTI, NNL and the Company for repayments of advances due to events of default.  The advance and interests ACOA claims totaled CAD$3,079,475.  In accordance with agreements signed between NTI, NNL and the Company, the Company was jointly and severally liable for the obligations. Further, the claim amount bears a daily interest of CAD$358 from February 15, 2013 to settlement. During the three months ended March 31, 2021, the Company the Company has ceased recording interest expenses (2019: $24,244).

4. NEW ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

5. SUBSEQUENT EVENT

The Company has negotiated to settle $949,252 in debts owing to a director and to current directors for the issuance of up to 46,500,000 shares of common stock, subject to regulatory approval.

Certain of the creditors and the Company have agreed to settle their debts for the issuance of 10,168,720 shares of common stock valued at $21,928.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial information for the three month periods ended March 31, 2021and March 31, 2020 prepared by management and the consolidated financial statements for the year ended December 31, 2020, prepared by management without audit.

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

The Company’s Services

The Company has continued working on an agreement to purchase the worldwide rights to manufacture a single engine Turbo Prop airplane with industrial applications from a subsidiary of a large international aerospace company. Unfortunately, the Company was unable to obtain suitable financing for its projected plans, the agreement has not materialize and the project has been abandoned. The Company has a further agreement to retain up to a 31.5% interest in the project with an engineering firm that has expressed further interest in the project.

Results of Operations

Comparison of the three months ended March 31, 2021 with the three months ended March 31, 2020.

The net gain for the three-month period ended March 31, 2021, was $5,176 compared to $217,954 for the three months ended March 31, 2020. The positive net operating result was in large part due to foreign exchange fluctuations.

Comparison of Financial Position at March 31, 2021 with March 31, 2020

The Company’s working capital deficiency at March 31, 2021 was $5,383,318, with current liabilities of $5,402,528, which are in excess of current assets of $19,210. At December 31, 2020 the Company had a working capital deficiency of $5,388,494.

Critical Accounting Policies and Estimates

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our annual financial statements at December 31, 2020. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

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

Liquidity and Capital Resources

Cash outflow for the first quarter ended March 31, 2021 was $2,386 compared to an outflow of cash of $7,057 in the comparative prior quarter March 31, 2020. In the quarter, the Company received $0 ($0 in the comparative prior quarter) from equity funding and received $0 (received $0 in the comparative quarter) long term debt leaving cash on hand at March 31, 2021 of $19,210 compared to cash on hand of $21,596 at December 31, 2020. Until the Company receives revenues from new contracts it will be dependent upon equity (subject to regulatory approval) and loan financings to compensate for the outflow of cash anticipated from operations.

At this time, no commitment for funding has been made to the Company.

The Company’s continued operations are dependent upon obtaining revenues from outside sources or raising additional funds through debt or equity financing.

Item 3. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures

Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the date of this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer has concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner. The disclosure controls were not effective at March 31, 2021.

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